Form 10QSB
period 2008-02-29
TRANSIT MANAGEMENT HOLDING CORP
filed 2008-04-14
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 29, 2008

Commission File No. 000-53106

TRANSIT MANAGEMENT HOLDING CORP.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-0812035
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3176 South Peoria Ct.
Aurora, Colorado	80014
(Address of principal executive offices)	(zip code)

 (303) 596-0566
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X].

Registrant's revenues for its most recent three months were $8,146. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 29, 2008, was 22,225,200.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
TRANSIT MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Transit Management Holding Corp,” “we,” “us,” and “our,” refer to Transit Management Holding Corp., a Colorado corporation, and our wholly-owned subsidiary, Transit Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

TRANSIT MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 29, 2008

TRANSIT MANAGEMENT HOLDING CORP.
Consolidated Financial Statements
(Unaudited)

Transit Management Holding Corp.
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	February	November
	29, 2008	30, 2007
ASSETS

Current Assets:
Cash	$23,342	$33,023
Accounts receivable - related party	6,247	2,665

Total current assets	29,589	35,688

TOTAL ASSETS	$29,589	$35,688

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$9,548	$15,000
Accounts payable - related party	1,488	1,487
Interest payable - related party	643	284
Other current liablities - related party	1,500	6,500
Current portion notes payable - related party	18,000	18,000

Total current liabilities	31,179	41,271

TOTAL LIABILITIES	31,179	41,271

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-
		-
Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,225,200 shares.	22,225	22,225

Capital paid in excess of par value	40,886	40,886

Deficit accumulated during the development stage	(64,701)	(68,694)

TOTAL SHAREHOLDERS' EQUITY	(1,590)	(5,583)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,589	$35,688

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months Ended February 29, 2008 (Unaudited)	August 15, 2007 (inception) through February 29, 2008(Unaudited)

Revenue	$8,146	$14,542

Operating expenses
Accounting	750	3,750
Automobile reimbursement	386	564
Bank charges	40	74
Consulting	-	22,028
Legal	200	40,200
Maintenance Supplies	1,187	3,688
Management fees	-	6,500
Meals & entertainment	49	614
Office	425	425
Taxes - payroll	757	757

Total General and administrative expenses	3,794	78,600

(Loss) before other expenses	4,352	(64,058)

Other expenses - interest	(359)	(643)

Net Income (Loss)	$3,993	$(64,701)

Basic (Loss) Per Share	$0.00	$(0.00)

Weighted Average Common Shares
Outstanding	22,225,200	22,225,200

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 21,000,000 shares
for services val. at $21,000 or $.001 per share	21,000,000	21,000		-	21,000

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,028,000
shares of par value $.001 common stock
for services valued at $1,028 or $.001 per share	1,028,000	1,028	-		1,028

October 19, 2007 issued 10,200
shares of par value $.001 common stock
for cash of $2,550 as part of a private
placement or $.25 per share.	10,200	10	2,540		2,550

November 27, 2007 issued 154,000
shares of par value $.001 common stock
for cash of $38,650 as part of a private
placement or $.25 per share.	154,000	154	38,346		38,500

Net Income (Loss)	-	-	-	(68,694)	(68,694)

Balance at November 30, 2007	22,225,200	22,225	40,886	(68,694)	(5,583)

Net Income (Loss)	-	-	-	3,993	3,993

Balance at February 29, 2008 (unaudited)	22,225,200	$22,225	$40,886	$(64,701)	$(1,590)

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	3 Months Ended February 29, 2008 (Unaudited)	August 15, 2007 (inception) through February 29, 2008(Unaudited)

Net Income (Loss)	$3,993	$(64,701)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	22,028
(Increase) in accounts receivable	(3,582)	(6,247)
Increase (decrease) in accounts payable	(5,451)	11,036
Increase (Decrease) in other current liabilities	(4,000)	1,500
Increase in interest payable	359	643

Net cash (used) in operation activities	(8,681)	(35,741)

Cash flows from investing activities:
Purchase of office equipment	-	-
	-	-
	-	-

Net cash (used) in investing activities	-	-

Cash flows from financing activities:
Issuance of common stock	-	41,083
Notes payable	-	18,000

Net cash provided from financing activities	-	59,083

Net increase in cash	(8,681)	23,342
Cash at beginning of period	33,023	-
Cash at end of period	$24,342	$23,342

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$22,028
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month Period Ended February 29, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended February 29, 2008 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended February 29, 2008 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2008.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-KSB for the year ended November 30, 2007 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

Risks Related to Our Business and Industry

We have a limited history of operations and have only been profitable in our most recent three months.   However, we have negative stockholders equity.

We were formed as a Colorado business entity on August 15, 2007. At the present time, we have a limited history of operations. We were profitable in our most recent three months. However, there can be no guarantee that we will ever be profitable in the future. From our inception on August 15, 2007 through February 29, 2008, we generated $14,542 in revenue. We had a net loss of $64,701 for this period. For the three months ended February 29, 2008, we generated $8,146 in revenue. We had a net profit of $3,993 for this period.  At February 29, 2008 we had a negative stockholders’ equity of $1,590.

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

For the period ended November 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to increase operations;

♦	our ability to locate clients who will purchase our management services; and

♦	our ability to generate revenues.

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

As a company with limited operating history, we are inherently a risky investment. An investor could lose his entire investment.

We have a limited operating history. Because we are a company with a limited history, the operations in which we engage in real estate management along high density corridors and transit areas, is an extremely risky business. An investor could lose his entire investment.

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

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

	actual or anticipated fluctuations in our operating results;

	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

	changes in market valuations of other companies, particularly those that market services such as ours;

	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

	introduction of product enhancements that reduce the need for our products;

	departures of key personnel.

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

Overview and History

Transit Management Holdings, Inc. was organized as a corporation under the laws of the State of Colorado on  August 15, 2007.

Our main focus is the management of property assets along high density corridors and transit areas which are currently being developed and re-developed near Light Rail transportation lines in the Denver, Colorado metropolitan area.  We have been managing retail and residential property since 1999 as a sole proprietorship under our President, Mr. Zueger, although not with the same focus.  Therefore, we consider ourselves to be a new company.  We will not acquire or own any properties, but will only manage properties for fees paid to us by the owner of the managed property.

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

Results of Operations

The following discussion involves our results of operations for the three months ending February 29, 2008 and the period from inception through February 29, 2008.

For the three months ended February 29, 2008, we had total revenues of $8,146. From inception through February 29, 2008, we had total revenues of $14,542.

Our operating expenses consisted only of general and administrative expenses. General and administrative expenses for the three months ended February 29, 2008 were $3,794, compared to $78,600 for the period from inception through February 29, 2007. The major components of these general and administrative expenses were payments to consultants, professional fees, and maintenance supplies. While our general and administrative expenses will continue to be our largest expense item, we have brought this expense in line with our revenues for the three months ending February 29, 2008  and we believe that in the coming fiscal year we can control this expense as we reduce payments to consultants and professional fees.

We had a net profit of $3,993 for the three months ended February 29, 2008, compared to a net loss of $64,701 for the period from inception through February 29, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could continue to be profitable for the remainder of the fiscal year.

Liquidity and Capital Resources

As of February 29, 2008, we had cash or cash equivalents of $24,342.

Net cash used in operating activities was $8,681 for the three months ended February 29, 2008 compared to $35,741 for the period from inception through February 29, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the three months ended February 29, 2008, compared to $ -0- for the period from inception through February 29, 2008.

Cash flows provided by financing activities were $-0- for the three months ended February 29, 2008, compared to $59,083 for the period from inception through February 29, 2008. All cash flows were related to our recent securities sales activity and to loans.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy certain items of office equipment to be used in our operations.

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

Plan of Operation

We have identified several potential properties in the Denver, Colorado and surrounding suburban area which are planned to be developed or re-developed and re-zoned to high density developments along light rail mass transit stations requiring what we believe is a higher level of expertise in property management. There are a total of forty-eight planned Light Rail Mass Transit Stations.

Our initial plan is to service, maintain and manage real estate properties surrounding the forty-eight planned Light Rail Mass Transit Stations around Denver, Colorado and surrounding suburbs.  We offer specialized service to landowners to help them rezone land, identify and screen real estate development opportunities and to manage the projects once they have been constructed. We will not acquire any properties for our own account, but will provide consulting services to our clients and will be available to manage the resulting properties, all for fees.

Once we have successfully developed our plan to service, maintain and manage these specialized real estate properties  in Denver, Colorado and surrounding suburbs, we plan to develop specialized marketing for transportation development initiatives many of the front range cities are adopting in Colorado.

Our plan for the twelve months beginning January 1, 2008 is to operate at a profit or at break even. We are currently in operation and have been since our inception. We were profitable for the three months ended February 29, 2008.

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

We believe that we can become profitable for the fiscal year, given sufficient sales. We believe that the timing of the completion of the milestones needed to become profitable can be achieved as we are presently organized with sufficient business.

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

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including our combined Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure. There was no change in internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Rules 13a-15 or 15d-15 during the period covered by this Quarterly Report of Form 10-QSB that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
21.1*	Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, February 1, 2008.

(b)                 The Company filed no reports on Form 8-K during the three months ended February 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transit Management Holding Corp.

Date: April 14, 2008	By:	/s/ Chris Zueger
Chris Zueger Chief Executive Officer Chief Financial Officer