Form 10QSB
period 2008-08-31
TRANSIT MANAGEMENT HOLDING CORP
filed 2008-10-08
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended August 31, 2008

Commission File No. 000-53106

TRANSIT MANAGEMENT HOLDING CORP.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-0812035
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3176 South Peoria Ct.
Aurora, Colorado	80014
(Address of principal executive offices)	(zip code)

 (303) 596-0566
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [ ].

Registrant's revenues for its most recent three months were $7,054. The aggregate market value of the voting stock held by non-affiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 1, 2008, was 22,225,200.

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

ITEM 1. FINANCIAL STATEMENTS

TRANSIT MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2008

TRANSIT MANAGEMENT HOLDING CORP.
Consolidated Financial Statements
(Unaudited)

Transit Management Holding Corp.
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	August	November
	31, 2008	30, 2007
ASSETS

Current Assets:
Cash	$10,669	$33,023
Accounts receivable - related party	9,799	2,665

Total current assets	20,468	35,688

TOTAL ASSETS	$20,468	$35,688

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$13,325	$15,000
Accounts payable - related party	4,110	1,487
Interest payable - related party	1,363	284
Other current liablities - related party	1,500	6,500
Current portion notes payable - related party	18,000	18,000

Total current liabilities	38,298	41,271

TOTAL LIABILITIES	38,298	41,271

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-
		-
Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,225,200 shares.	22,225	22,225

Capital paid in excess of par value	40,886	40,886

Deficit accumulated during the development stage	(80,941)	(68,694)

TOTAL SHAREHOLDERS' EQUITY	(17,830)	(5,583)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,468	$35,688

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months	August 15,
	Ended	2007 (inception)
	August	through August
	31, 2008	31, 2007
	(Unaudited)	(Unaudited)

Revenue:	$11,034	$-

General & Administrative Expenses
Accounting	1,500	-
Automobile reimbursement	215	-
Bank charges	33	-
Consulting	-	22,028
Legal	-	-
Maintenance Supplies	806	-
Management fees	9,500	-
Meals & entertainment	284	-
Office	3,037	-
Stock transfer fees	545	-
Taxes - payroll	814	-

Total G & A	16,734	22,028

(Loss) before other expenses	(5,700)	(22,028)

Other expenses - interest	(360)	-

Net Income (Loss)	$(6,060)	$(22,028)

Basic (Loss) Per Share	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,225,200	1,838,417

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	9 Months	August 15,	August 15,
	Ended	2007 (inception)	2007 (inception)
	August	through August	through August
	31, 2008	31, 2007	31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$26,234	$-	$32,630

Operating expenses
Accounting	3,750	-	6,750
Automobile reimbursement	663	-	841
Bank charges	72	-	106
Consulting	-	22,028	22,028
Legal	200	-	40,200
Maintenance Supplies	2,204	-	4,705
Management fees	17,000	-	23,500
Meals & entertainment	560	-	1,125
Office	5,554	-	5,554
Stock transfer fees	4,871	-	4,871
Taxes - payroll	2,528	-	2,528

Total General and administrative expenses	37,402	22,028	112,208

(Loss) before other expenses	(11,168)	(22,028)	(79,578)

Other expenses - interest	(1,079)	-	(1,363)

Net Income (Loss)	$(12,247)	$(22,028)	$(80,941)

Basic (Loss) Per Share	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares
Outstanding	22,225,200	1,838,417	22,225,200

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)
	9 Months	August 15,	August 15,
	Ended	2007 (inception)	2007 (inception)
	August	through August	through August
	31, 2008	31, 2007	31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	$(12,247)	$(22,028)	$(80,941)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	22,028	22,028
(Increase) in accounts receivable	(7,134)	-	(9,799)
Increase (decrease) in accounts payable	948	-	17,435
Increase (Decrease) in other current liabilities	(5,000)	-	1,500
Increase in interest payable	1,079	-	1,363

Net cash (used) in operation activities	(22,354)	-	(48,414)

Cash flows from investing activities:
Purchase of office equipment	-	-	-
	-	-	-
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	33	41,083
Notes payable	-	-	18,000

Net cash provided from financing activities	-	33	59,083

Net increase in cash	(22,354)	33	10,669
Cash at beginning of period	33,023	-	-
Cash at end of period	$10,669	$33	$10,669

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$22,028	$22,028
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 21,000,000 shares
for services val. at $21,000 or $.001 per share	21,000,000	21,000		-	21,000

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,028,000
shares of par value $.001 common stock
for services valued at $1,028 or $.001 per share	1,028,000	1,028	-		1,028

October 19, 2007 issued 10,200
shares of par value $.001 common stock
for cash of $2,550 as part of a private
placement or $.25 per share.	10,200	10	2,540		2,550

November 27, 2007 issued 154,000
shares of par value $.001 common stock
for cash of $38,650 as part of a private
placement or $.25 per share.	154,000	154	38,346		38,500

Net Income (Loss)	-	-	-	(68,694)	(68,694)

Balance at November 30, 2007	22,225,200	22,225	40,886	(68,694)	(5,583)

Net Income (Loss)	-	-	-	(12,247)	(12,247)

Balance at August 31, 2008 (unaudited)	22,225,200	$22,225	$40,886	$(80,941)	$(17,830)

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month and Nine Month Interim Period Ended August 31, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended August 31, 2008 and the period was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month and nine month interim period ended August 31, 2008 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2008.

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

We were formed as a Colorado business entity on August 15, 2007. At the present time, we have a limited history of operations.  We sustained losses of $6,060 and $12,247 in our most recent three month and nine month periods respectively. From our inception on August 15, 2007 through August 31, 2008, we generated $32,630 in revenue.  We had a net loss of $80,941 for this period. At August 31, 2008 we had a negative stockholders’ equity of $17,830.

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

For the period ended November 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to increase operations;
-	our ability to locate clients who will purchase our management services; and
-	our ability to generate revenues.

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

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

-	actual or anticipated fluctuations in our operating results;

-	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

-	changes in market valuations of other companies, particularly those that market services such as ours;

-	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

-	introduction of product enhancements that reduce the need for our products;

-	departures of key personnel.

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

Results of Operations

The following discussion involves our results of operations for the three months ending August 31, 2008, the nine months ending August 31, 2008 and the period from inception through August 31, 2008.

For the three months ended August 31, we had total revenues of $11,034.  For the nine months ended August 31, 2008, we had revenues of $26,234.  From inception through August 31, 2008, we had total revenues of $32,630.

Our operating expenses consisted only of general and administrative expenses. General and administrative expenses for the three months ended August 31, 2008 were $16,734, compared to $37,402 for the nine months ended August 31, 2008.  For the period from inception through August 31, 2008, we had general and administrative expenses of $112,208.  The major components of these general and administrative expenses were payments to consultants, professional fees, maintenance supplies, and management fees. While our general and administrative expenses will continue to be our largest expense item, management fees comprised the largest G&A expense for the three months ended August 31, 2008.  We believe that in the coming fiscal year we can control the G&A expenses as we reduce payments to consultants and professional fees.

We had a net loss of $6,060 for the three months ended August 31, 2008 and a net loss of $12,247 for the nine months ended August 31, 2008.  We had a net loss of $80,941 for the period from inception through August 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could continue to be profitable for the remainder of the fiscal year.

Liquidity and Capital Resources

As of August 31, 2008, we had cash or cash equivalents of $10,669.

Net cash used in operating activities was $22,354 for the nine months ended August 31, 2008 compared to $48,414 for the period from inception through August 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the nine months ended August 31, 2008, compared to $ -0- for the period from inception through August 31, 2008.

Cash flows provided by financing activities were $-0- for the nine months ended August 31, 2008, compared to $59,083 for the period from inception through August 31, 2008. All cash flows were related to our recent securities sales activity and to loans.

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

Our plan for the twelve months beginning June 1, 2008 is to operate at a profit or at break even. We are currently in operation and have been since our inception. We were not profitable for the three months ended August 31, 2008.

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

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

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

                It should be noted that we do not have any history of operations and have not yet generated substantial revenues. We are in the process of developing operations. During the first nine months of 2008 we plan to market our services through the contacts of our President, Mr. Zueger. We may also use newspaper advertising. However, we primarily plan to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of August 31, 2008, being the date of our most recently completed fiscal quarter end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

  The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control over Financial Reporting

    During our most recently completed fiscal quarter ended August 31, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

            * Previously filed with Form SB-2 Registration Statement, February 1, 2008.

(b)                 The Company filed no reports on Form 8-K during the three months ended August 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transit Management Holding Corp.

Date: October 8, 2008	By:	/s/ Chris Zueger
Chris Zueger Chief Executive Officer Chief Financial Officer