Form 10-K
period 2008-11-30
TRANSIT MANAGEMENT HOLDING CORP
filed 2009-02-24
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   November 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes []    No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes []   No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes []    No [X].

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  February 13, 2009, was 22,225,200.

FORM 10-K

Transit Management Holding Corp.

INDEX

Page

PART I

Item 1. Business	3

Item 1A. Risk Factors	6

Item 2. Property	10

Item 3. Legal Proceedings	10

Item 4. Submission of Matters to a Vote of Security Holders	10

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

Item 6. Selected Financial Data	12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	14

Item 8. Financial Statements and Supplementary Data	14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	26

Item 9A(T). Controls and Procedures	26

Item 9B. Other Information	27

PART III

Item 10. Directors, Executive Officers and Corporate Governance	27

Item 11. Executive Compensation	28

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29

Item 13. Certain Relationships and Related Transactions, and Director Independence	29

Item 14. Principal Accountant Fees and Services	29

Item 15. Exhibits Financial Statement Schedules	30

Financial Statements pages	15

Signatures	31

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

We service, maintain and manage real estate properties surrounding the forty-eight planned Light Rail Mass Transit Stations around Denver, Colorado and surrounding suburbs.  We offer specialized service to landowners to help them rezone land, identify and screen real estate development opportunities and to manage the projects once they have been constructed. We will not acquire any properties for our own account, but will provide consulting services to our clients and will be available to manage the resulting properties, all for fees.

We are in the process of developing specialized marketing for transportation development initiatives many of the front range cities are adopting in Colorado.

Our plan for the twelve months beginning January 1, 2009 is to operate at a profit or at break even. We are currently in operation and have been since our inception.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues.

Our principal cost will be marketing our services. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our services. Our resources consist of our available cash and advances from Mr. Zueger, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

We believe that we can become profitable by December 31, 2009, given sufficient sales. We believe that the timing of the completion of the milestones needed to become profitable can be achieved as we are presently organized with sufficient business.

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

Currently, we believe that we have sufficient capital or access to capital to implement our proposed business operations or to sustain them for the next twelve months. In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

If we can sustain profitability, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we are located in one location in Littleton, Colorado. To try to operate at a break-even level based upon our level of proposed business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. Otherwise, no commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Markets

We market through direct contact with prospective clients. We have no sales representative who solicits potential clients. However, Mr. Zueger uses his contacts to generate the initial clients and will attempt to develop repeat business from references by existing clients.

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

 Backlog

At November 30, 2008, we had no backlogs.

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

Proprietary Information

           We own no proprietary information.

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

Our investor relations department can be contacted at our principal executive office, 3176 South Peoria Ct., Aurora, Colorado 80014.  Our phone number at our headquarters is (303)596-0566.

Item 1A. RISK FACTORS

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

RISKS ASSOCIATED WITH OUR COMPANY:

We have no substantial operating history, and have never been profitable.  We have negative stockholders equity.

We were formed as a Colorado business entity on August 15, 2007. At the present time, we are a development stage company which is only minimally capitalized and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on August 15, 2007 through November 30, 2008, we generated $37,559 in revenue. We had a net loss of $91,086 for this period. At November 30, 2008 we had a negative stockholders’ equity of $27,975.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended November 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Zueger, our President. In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Holders

As of February 13, 2009, there were fifty-five record holders of our common stock and there were 22,225,200 shares of our common stock outstanding.

Market Information

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the trading symbol TRMH. The shares became trading on December 22, 2008 but there is no extensive history of trading. The high and low bid price has been $0.25 during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

From our inception on August 15, 2007 through November 30, 2008, we generated $37,559 in revenue. We had a net loss of $91,086 for this period.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a catering company and our ability to generate revenues.

For the fiscal year ended November 30, 2008, we generated a total of $31,163 in revenues compared to $6,396 in revenues from inception on August 15, 2007 through November 30, 2007.

Operating expenses, which consisted primarily of general and administrative expenses, for the fiscal year ended November 30, 2008, were $52,116. For the period from inception on August 15, 2007 through November 30, 2007 operating expenses were $74,806. The major components of general and administrative expenses include management fees, advertising and promotion, legal and accounting fees.

As a result, for the fiscal year ended November 30, 2008, we had a net loss of $22,392. For the period from inception on August 15, 2007 through November 30, 2007, we had a net loss of $68,694.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr.Zueger has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Liquidity and Capital Resources.

As of November 30, 2008, we had cash or cash equivalents of $7,399.

Net cash used for operating activities was $25,624 for the fiscal year ended November 30, 2008, compared to $26,060 from inception on August 15, 2007 through November 30, 2007.

Cash flows used in investing activities were $-0- for the fiscal year ended November 30, 2008, compared to $-0- from inception on August 15, 2007 through November 30, 2007.

Cash flows provided by financing activities were $-0- for the fiscal year ended November 30, 2008 and $59,083 from our inception on August 15, 2007 through November 30, 2007.  These cash flows were all related to sales of stock and loans.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr.Zueger has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Transit Management Holding Corp.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

For the period August 15, 2007 (Inception) Through November 30, 2007
And the Year Ended November 30, 2008

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303) 306-1967
Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Transit Management Holding Corp.
Aurora, Colorado

I have audited the accompanying consolidated balance sheet of Transit Management Holding Corp. (a development stage company) as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended Bovember 30, 2008, the period from August 15, 2007 (inception) through November 30, 2007, and for the period from August 15, 2007 (inception) through November 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transit Management Holding Corp. as of November 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended Bovember 30, 2008, the period from August 15, 2007 (inception) through November 30, 2007, and for the period from August 15, 2007 (inception) through November 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                                                                         /s/ Ronald R. Chadwick, P.C.
February 20, 2009                                                                                            RONALD R. CHADWICK, P.C.

Transit Management Holding Corp.
(A Development Stage Company)
Consolidated Balance Sheet
November 30

ASSETS

	2008	2007
Current Assets

Cash	$7,399	$33,023
Accounts receivable - related party	3,898	2,665

Total current assets	11,297	35,688

TOTAL ASSETS	$11,297	$35,688

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$619	$15,000
Accounts payable - related party	5,930	1,487
Interest payable - related party	1,723	284
Other current liablities - related party	13,000	6,500
Current portion notes payable - related party	18,000	18,000

Total current liabilities	39,272	41,271

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$39,272	$41,271

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,225,200 shares.	22,225	22,225

Capital paid in excess of par value	40,886	40,886

Deficit accumulated during the development stage	(91,086)	(68,694)

TOTAL SHAREHOLDERS' EQUITY	(27,975)	(5,583)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,297	$35,688

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Operations

		August 15, 2007	August 15, 2007
	Year ended	(inception) through	(inception) through
	November 30, 2008	November 30, 2007	November 30, 2008

Revenue	$31,163	$6,396	$37,559

Operating expenses
Accounting	5,250	3,000	8,250
Automobile reimbursement	892	178	1,070
Bank charges	71	34	105
Consulting	-	22,028	22,028
Legal	350	40,000	40,350
Maintenance Supplies	2,204	-	4,705
Management fees	29,000	6,500	35,500
Meals & entertainment	753	565	1,318
Office	6,503	2,501	6,503
Stock transfer fees	3,751	-	3,751
Taxes - payroll	3,342	-	3,342

Total General and administrative expenses	52,116	74,806	126,922

(Loss) before other expenses	(20,953)	(68,410)	(89,363)

Other expenses - interest	(1,439)	(284)	(1,723)

Net Income (Loss)	$(22,392)	$(68,694)	$(91,086)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,225,200	22,066,100	22,225,200

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp
(A Development Stage Company)
Consolidated Statement of Cash Flows

		August 15, 2007	August 15, 2007
	Year ended	(inception) through	(inception) through
	November 30, 2008	November 30, 2007	November 30, 2008

Net Income (Loss)	$(22,392)	$(68,694)	$(91,086)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	22,028	22,028
(Increase) in accounts receivable	(1,233)	(2,665)	(3,898)
Increase (decrease) in accounts payable	(9,938)	16,487	6,549
Increase (Decrease) in other current liabilities	6,500	6,500	13,000
Increase in interest payable	1,439	284	1,723

Net cash (used) in operation activities	(25,624)	(26,060)	(51,684)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	41,083	41,083
Notes payable	-	18,000	18,000

Net cash provided from financing activities	-	59,083	59,083

Net increase in cash	(25,624)	33,023	7,399
Cash at beginning of period	33,023	-	-
Cash at end of period	$7,399	$33,023	$7,399

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$22,028	$22,028
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 21,000,000 shares
for services val. at $21,000 or $.001 per share	21,000,000	21,000		-	21,000

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,028,000
shares of par value $.001 common stock
for services valued at $1,028 or $.001 per share	1,028,000	1,028	-		1,028

October 19, 2007 issued 10,200
shares of par value $.001 common stock
for cash of $2,550 as part of a private
placement or $.25 per share.	10,200	10	2,540		2,550

November 27, 2007 issued 154,000
shares of par value $.001 common stock
for cash of $38,650 as part of a private
placement or $.25 per share.	154,000	154	38,346		38,500

Net (Loss)	-	-	-	(68,694)	(68,694)

Balance at November 30, 2007	22,225,200	$22,225	$40,886	$(68,694)	$(5,583)

Net Income (Loss)	-	-	-	(22,392)	(22,392)

Balance at November 30, 2008	22,225,200	$22,225	$40,886	$(91,086)	$(27,975)

(1) As restated for a 210 for 1 common share recapitalization on August 16, 2007.

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 31, 2007 (Inception) Through November 30, 2007
And the year ended November 30, 2008

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
Cash paid for interest during the periods was $0.  Cash paid for income taxes during the periods was $0.

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 31, 2007 (Inception) Through November 30, 2007
And the year ended November 30, 2008

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at November 30, 2008 and 2007.

REVENUE RECOGNITION

The Company will be performing advertising and promotional activities. The revenue is recognized when the services are performed. As of November 30, 2008 the Company has had limited operations.

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

The Company has a verbal, month to month property management contract for $533 per week with a company owned by a related party relative of an officer. All the Company’s revenues were earned under this contract for November 30, 2008 and 2007, $33,163 and $6,396 respectively, and all the Company’s accounts receivable are due from this company, $3,898 and $2,665 respectively.

In 2008 the Company paid a related party company $2,204 for maintenance.

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 31, 2007 (Inception) Through November 30, 2007
And the year ended November 30, 2008

Note 3 – Related Party Transactions (Continued)

The Company recorded a management fee expense to an officer of $500 per week plus other related expenses for December 2007 and January 2008. Commencing February 2008 the management fee expense was $2,500 per month plus expenses, under a verbal month to month agreement. At November 30, 2008 and 2007, the Company owed the officer $18,930 and $7,987 respectively under this arrangement.

The Company at November 30, 2008 and 2007 owed related parties $18,000 under due on demand notes payable, secured by all Company assets, and bearing interest at 8% per annum. Interest payable under the notes at November 30, 2008 and 2007 was $1,723 and $284 respectively, and with interest expense in 2008 and 2007 of $1,439 and $284.

Note 4 – Capital Stock

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

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 31, 2007 (Inception) Through November 30, 2007
And the year ended November 30, 2008

Note 5 -  Income Taxes

At November 30, 2008 and 2007, the Company had a tax loss of $68,412 and $22,015 respectively. As of November 30, 2008 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.

The net operating loss carry forward will begin to expire in 2027.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of November 30, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as November 30, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Chris Zueger	39	President, Chief Executive
3176 South Peoria Ct.		Officer, Treasurer, and
Aurora, Colorado 80014		Chief Financial Officer

Theresa Krystofiak	50	Secretary and Director
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

We have recorded a management fee expense to Mr. Zueger, our President, of $500 per week plus related expenses for December, 2007 and January, 2008. Commencing February, 2008, the management expense was $2,500 per month plus expenses, under a verbal month to month agreement. At November 30, 2008 and 2007, we owed Mr. Zueger $18,930 and $7,937. respectively, under this arrangement.

Otherwise, our officers and directors do not receive any compensation for their services rendered to us, nor have they received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay the officers and directors.  Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

 None of our officers and directors will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of February 13, 2009, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 22,225,200 common shares were issued and outstanding as of February 13, 2009.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)	Class

Chris Zueger	21,000,000	94.5%
3176 South Peoria Ct.
Aurora, Colorado 80014

Theresa Krystofiak	25,000	0.001%
3176 South Peoria Ct.
Aurora, Colorado 80014

All Officers and Directors as a Group	21,025,000	94.5%
(two persons)
    ___________________
      (1)  All shares owned of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

We have a verbal, month to month property management contract for $533 per week with a company owned by a relative of our President, Mr. Zueger. All of our revenues were earned under this contract in 2008 and 2007 and all of our accounts receivable are due from this company.

In 2008, we paid a related party company $2,204 for maintenance.

We have recorded a management fee expense to Mr. Zueger, our President, of $500 per week plus related expenses for December, 2007 and January, 2008. Commencing February, 2008, the management expense was $2,500 per month plus expenses, under a verbal month to month agreement. At November 30, 2008 and 2007, we owed Mr. Zueger $18,930 and $7,937. respectively, under this arrangement.

At November 30, 2008 and 2007, we owed related parties $18,000 under demand notes, secured by all of our assets, and bearing interest at 8% per annum.  Interest payable under the notes at November 30, 2008 and 2007, was $1,723 and $284, respectively, and with interest expense in 2008 and 2007 of $1,439 and $284, respectively.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado Certified Public Accountants, billed an aggregate of $8,500 for the year ended November 30, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $3,000 for the year ended November 30, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2009.

TRANSIT MANAGEMENT HOLDING CORP.

By:	/s/ Chris Zueger
Chris Zueger
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 24, 2009	By:	/s/ Chris Zueger
Chris Zueger
Director

Date: February 24, 2009	By:	/s/ Theresa Krystofiak
Theresa Krystofiak
Director