Form 10-Q
period 2009-02-28
TRANSIT MANAGEMENT HOLDING CORP
filed 2009-04-09
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   February 28, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

As of February 28, 2009, registrant had outstanding 22,225,200 shares of the registrant's common stock.

FORM 10-Q
TRANSIT MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to TRANSIT MANAGEMENT HOLDING CORP. and our subsidiary, Transit Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

TRANSIT MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 28, 2009

Transit Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

TRANSIT MANAGEMENT HOLDING CORP.
(A Development Stage Company)

Consolidated Unaudited Balance Sheet

	Unaudited	Audited
	February	November
	28, 2009	30, 2008
ASSETS

Current Assets:
Cash	$7,584	$7,399
Accounts receivable - related party	1,314	3,898

Total current assets	8,898	11,297

TOTAL ASSETS	$8,898	$11,297

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$425	$619
Accounts payable - related party	6,273	5,930
Interest payable - related party	2,083	1,723
Other current liablities - related party	11,043	13,000
Current portion notes payable - related party	18,000	18,000

Total current liabilities	37,824	39,272

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$37,824	$39,272

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,225,200 shares.	22,225	22,225

Capital paid in excess of par value	40,886	40,886

Deficit accumulated during the development stage	(92,037)	(91,086)

TOTAL SHAREHOLDERS' EQUITY	(28,926)	(27,975)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,898	$11,297

The accompanying notes are an integral part of the consolidated financial statements.

TRANSIT MANAGEMENT HOLDING CORP.
(A Development Stage Company)

Consolidated Unaudited Statement Of Operations

	3 Months	3 Months	August 15,
	Ended	Ended	2007 (inception)
	February	February	through February
	28, 2009	29, 2008	28, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$8,049	$8,146	$45,608

Operating expenses
Accounting	2,500	750	10,750
Automobile reimbursement	-	386	1,070
Bank charges	-	40	105
Consulting	-	-	22,028
Legal	-	200	40,350
Maintenance Supplies	321	1,187	5,026
Management fees	5,000	-	40,500
Meals & entertainment	-	49	1,318
Office	-	425	6,503
Stock transfer fees	-	757	3,751
Taxes - payroll	819	-	4,161

Total General and administrative expenses	8,640	3,794	135,562

(Loss) before other expenses	(591)	4,352	(89,954)

Other expenses - interest	(360)	(359)	(2,083)

Net Income (Loss)	$(951)	$3,993	$(92,037)

Basic (Loss) Per Share	$(0.00)	$0.00	$(0.00)

Weighted Average Common Shares
Outstanding	22,225,200	22,066,100	22,225,200

The accompanying notes are an integral part of the consolidated financial statements.

TRANSIT MANAGEMENT HOLDING CORP.
(A Development Stage Company)

Consolidated Statement of Shareholders' Equity

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 21,000,000 shares
for services val. at $21,000 or $.001 per share	21,000,000	21,000		-	21,000

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,028,000
shares of par value $.001 common stock
for services valued at $1,028 or $.001 per share	1,028,000	1,028	-		1,028

October 19, 2007 issued 10,200
shares of par value $.001 common stock
for cash of $2,550 as part of a private
placement or $.25 per share.	10,200	10	2,540		2,550

November 27, 2007 issued 154,000
shares of par value $.001 common stock
for cash of $38,650 as part of a private
placement or $.25 per share.	154,000	154	38,346		38,500

Net Income (Loss)	-	-	-	(68,694)	(68,694)

Balance at November 30, 2007	22,225,200	22,225	40,886	(68,694)	(5,583)

Net Income (Loss)	-	-	-	(22,392)	(22,392)

Balance at November 30, 2008	22,225,200	22,225	40,886	(91,086)	(27,975)

Net Income (Loss)	-	-	-	(951)	(951)

Balance at August 31, 2008 (unaudited)	22,225,200	$22,225	$40,886	$(92,037)	$(28,926)

The accompanying notes are an integral part of the consolidated financial statements.

TRANSIT MANAGEMENT HOLDING CORP.
(A Development Stage Company)

Consolidated Unaudited Statement Of Cash Flows

	3 Months	3 Months	August 15,
	Ended	Ended	2007 (inception)
	February	February	through February
	28, 2009	29, 2008	28, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	$(951)	$3,993	$(92,037)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,028
(Increase) Decrease in accounts receivable	2,584	(3,582)	(1,314)
Increase (decrease) in accounts payable	(194)	(5,451)	425
Increase (Decrease) in other current liabilities	(1,614)	(4,000)	17,316
Increase in interest payable	360	359	2,083

Net cash (used) in operation activities	185	(8,681)	(51,499)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	41,083
Notes payable	-	-	18,000

Net cash provided from financing activities	-	-	59,083

Net increase in cash	185	(8,681)	7,584
Cash at beginning of period	7,399	33,023	-
Cash at end of period	$7,584	$24,342	$7,584

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$22,028
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Transit Management Holding Corp.
(A Development Stage Company)

Notes To Unaudited Financial Statements
For The Three Month  Interim Period Ended February 28, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended February 28, 2009 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interim period ended February 28, 2009 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2009.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-KSB for the year ended November 30, 2008 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the three months ending February 28, 2009, for the three months ending February 29, 2008  and the period from inception through February 28, 2009.

For the three months ended February 28, 2009, we had total revenues of $8,049. For the three months ended February 29, 2008, we had total revenues of $8,146. From inception through February 28, 2009, we had total revenues of $45,608.

Our operating expenses consisted primarily of general and administrative expenses. General and administrative expenses for the three months ended February 28, 2009 were $8,640. General and administrative expenses for the three months ended February 29, 2008 were $3,794.  General and administrative expenses were $135,562 for the period from inception through February 28, 2009. The major components of these general and administrative expenses were payments to consultants, professional fees, and maintenance supplies. While our general and administrative expenses will continue to be our largest expense item, we have brought this expense in line with our revenues for the three months ending February 28, 2009  and we believe that in the coming fiscal year we can control this expense as we reduce payments to consultants and professional fees.

We had a net loss of $951 for the three months ended February 28, 2009. We had a net profit of $3,993 for the three months ended February 29, 2008. We had a net loss of $92,037 for the period from inception through February 28, 2009.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could continue to be profitable for the remainder of the fiscal year.

Liquidity and Capital Resources

As of February 28, 2009, we had cash or cash equivalents of $7,584.

Net  cash provided by operating activities was $185 for the three months ended February 28, 2009.  Net cash used in operating activities was $8,681 for the three months ended February 29, 2008. Net cash used in operating activities was $51,499 for the period from inception through February 28, 2009. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for all relevant periods.

Cash flows provided by financing activities were $-0- for the three months ended February 28, 2009. Cash flows provided by financing activities were $-0- for the three months ended February 29, 2008. Cash flows provided from financing activities was $59,083 or the period from inception through February 28, 2009. All cash flows were related to our recent securities sales activity and to loans.

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

                It should be noted that we do not have any history of operations and have not yet generated substantial revenues. We are in the process of developing operations. During the first six months of 2009 we plan to market our services through the contacts of our President, Mr. Zueger. We may also use newspaper advertising. However, we primarily plan to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a limited history of operations and have only been profitable in the first three months of fiscal year 2008.   However, we have negative stockholders equity.

We were formed as a Colorado business entity on August 15, 2007. At the present time, we have a limited history of operations. We were profitable in the first three months of fiscal year 2008. However, there can be no guarantee that we will ever be profitable in the future. From our inception on August 15, 2007 through February 28, 2009, we generated $45,608 in revenue. We had a net loss of $92,037 for this period. For the three months ended February 28, 2009, we generated $8,049 in revenue. We had a net loss of $951 for this period.  For the three months ended February 29, 2008, we generated $8,146 in revenue. We had a net profit of $3,993 for this period.  At February 28, 2009 we had a negative stockholders’ equity of $28,926.

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

For the period ended November 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

t	our ability to increase operations;
t	our ability to locate clients who will purchase our management services; and
t	our ability to generate revenues.

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

t	actual or anticipated fluctuations in our operating results;

t	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

t	changes in market valuations of other companies, particularly those that market services such as ours;

t	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

t	introduction of product enhancements that reduce the need for our products;

t	departures of key personnel.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

            * Previously filed with Form SB-2 Registration Statement, February 1, 2008.

(b)                 The Company filed no reports on Form 8-K during the three months ended February 28, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transit Management Holding Corp.

	By:	/s/ Chris Zueger
Date: April 9, 2009		Chief Executive Officer Chief Financial Officer