Form 10-Q
period 2009-05-31
TRANSIT MANAGEMENT HOLDING CORP
filed 2009-07-14
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   May 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of June 30, 2009, registrant had outstanding 22,225,200 shares of the registrant's common stock.

FORM 10-Q
TRANSIT MANAGEMENT HOLDING CORP.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to TRANSIT MANAGEMENT HOLDING CORP. and our subsidiary, Transit Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

TRANSIT MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended May 31, 2009

Transit Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

TRANSIT MANAGEMENT HOLDING CORP.
CONSOLIDATED BALANCE SHEET
(A Development Stage Company)

	Unaudited	Audited
	May	November
	31, 2009	30, 2008
ASSETS

Current Assets:
Cash	$601	$7,399
Accounts receivable - related party	1,066	3,898

Total current assets	1,667	11,297

TOTAL ASSETS	$1,667	$11,297

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$2,698	$619
Accounts payable - related party	7,465	5,930
Interest payable - related party	2,443	1,723
Other current liablities - related party	10,500	13,000
Current portion notes payable - related party	18,000	18,000

Total current liabilities	41,106	39,272

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$41,106	$39,272

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,225,200 shares.	22,225	22,225

Capital paid in excess of par value	40,886	40,886

Deficit accumulated during the development stage	(102,550)	(91,086)

TOTAL SHAREHOLDERS' EQUITY	(39,439)	(27,975)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,667	$11,297

See Accompanying Notes To These Unaudited Financial Statements.

TRANSIT MANAGEMENT HOLDING CORP.
UNAUDITED STATEMENT OF OPERATIONS
(A Development Stage Company)

	3 Months	3 Months
	Ended	Ended
	May	May
	31, 2009	31, 2008
	(Unaudited)	(Unaudited)

Revenue:	$7,379	$7,054

General & Administrative Expenses
Accounting	5,270	1,500
Automobile reimbursement	64	62
Bank charges	30	-
Consulting	-	-
Legal	-	-
Maintenance Supplies	677	211
Management fees	10,000	7,500
Meals & entertainment	-	227
Office	181	2,092
Stock transfer fees	-	4,326
Taxes - payroll	1,310	957

Total G & A	17,532	16,875

(Loss) before other expenses	(10,153)	(9,821)

Other expenses - interest	(360)	(359)

Net Income (Loss)	$(10,513)	$(10,180)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,225,200	22,225,200

See Accompanying Notes To These Unaudited Financial Statements.

TRANSIT MANAGEMENT HOLDING CORP.
CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS
(A Development Stage Company)

	6 Months	6 Months	August 15,
	Ended	Ended	2007 (inception)
	May	May	through May
	31, 2009	31, 2008	31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$15,428	$15,200	$52,987

Operating expenses
Accounting	7,770	2,250	16,020
Automobile reimbursement	64	448	1,134
Bank charges	30	39	135
Consulting	-	-	22,028
Legal	-	200	40,350
Maintenance Supplies	677	1,398	5,382
Management fees	15,000	7,500	50,500
Meals & entertainment	-	276	1,318
Office	502	2,517	7,005
Stock transfer fees	-	4,326	3,751
Taxes - payroll	2,129	1,714	5,471

Total General and administrative expenses	26,172	20,668	153,094

(Loss) before other expenses	(10,744)	(5,468)	(100,107)

Other expenses - interest	(720)	(719)	(2,443)

Net Income (Loss)	$(11,464)	$(6,187)	$(102,550)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,225,200	22,225,200	22,225,200

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Statement of Shareholders' Equity
(A Development Stage Company)

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 21,000,000 shares
for services val. at $21,000 or $.001 per share	21,000,000	21,000		-	21,000

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,028,000
shares of par value $.001 common stock
for services valued at $1,028 or $.001 per share	1,028,000	1,028	-		1,028

October 19, 2007 issued 10,200
shares of par value $.001 common stock
for cash of $2,550 as part of a private
placement or $.25 per share.	10,200	10	2,540		2,550

November 27, 2007 issued 154,000
shares of par value $.001 common stock
for cash of $38,650 as part of a private
placement or $.25 per share.	154,000	154	38,346		38,500

Net Income (Loss)	-	-	-	(68,694)	(68,694)

Balance at November 30, 2007	22,225,200	22,225	40,886	(68,694)	(5,583)

Net Income (Loss)	-	-	-	(22,392)	(22,392)

Balance at November 30, 2008	22,225,200	22,225	40,886	(91,086)	(27,975)

Net Income (Loss)	-	-	-	(11,464)	(11,464)

Balance at May 31, 2009 (unaudited)	22,225,200	$22,225	$40,886	$(102,550)	$(39,439)

See Accompanying Notes To These Unaudited Financial Statements.

TRANSIT MANAGEMENT HOLDING CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(A Development Stage Company)

	6 Months Ended May 31, 2009(Unaudited)	6 Months Ended May 31, 2008(Unaudited)	August 15, 2007 (inception) through May 31, 2009(Unaudited)

Net Income (Loss)	$(11,464)	$(6,187)	$(102,550)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,028
(Increase) Decrease in accounts receivable	2,832	(6,905)	(1,066)
Increase (Decrease) in accounts payable	3,614	(4,877)	10,163
Increase (Decrease) in other current liabilities	(2,500)	(5,000)	10,500
Increase in interest payable	720	719	2,443

Net cash (used) in operation activities	(6,798)	(22,250)	(58,482)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	41,083
Notes payable	-	-	18,000

Net cash provided from financing activities	-	-	59,083

Net increase in cash	(6,798)	(22,250)	601
Cash at beginning of period	7,399	33,023	-
Cash at end of period	$601	$10,773	$601

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$22,028
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month and Six Month Interim Period Ended May 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended May 31, 2009 and the period was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month and six month interim period ended May 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2009.

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

Results of Operations

The following discussion involves our results of operations for the three months ending May 31, 2009 and 2008 and the six months ending May 31, 2009 and 2008.

For the three months ended May 31, 2009, we had total revenues of $7,379.  For the three months ended May 31,  2008, we had total revenues of $7,054.  For the six months ended May 31, 2009, we had revenues of $15,428. For the six months ended May 31, 2008, we had revenues of $15,200.

Our operating expenses consisted only of general and administrative expenses. General and administrative expenses for the three months ended May 31, 2009 were $17,532, compared to $16,875 for the three months ended May 31, 2008.  General and administrative expenses for the six months ended May 31, 2009 were $26,172, compared to $20,668 for the six months ended May 31, 2008.  The major components of these general and administrative expenses were payments to consultants, professional fees, maintenance supplies, and management fees. While our general and administrative expenses will continue to be our largest expense item, management fees comprised the largest G&A expense for the three months ended May 31, 2009.  We believe that in the coming fiscal year we can control the G&A expenses as we reduce payments to consultants and professional fees.

We had a net loss of $10,513 for the three months ended May 31, 2009 compared to a net loss of $10,180 for the three months ended May 31, 2008. We had a net loss of $11,464 for the six months ended May 31, 2008 compared to a net loss of $6,187 for the six months ended May 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could continue to be profitable for the remainder of the fiscal year.

Liquidity and Capital Resources

As of May 31, 2008, we had cash or cash equivalents of $601.

Net cash used in operating activities was $6,798 for the six months ended May 31, 2009 compared to $22,250 for the six months May 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the six months ended May 31, 2009, compared to $ -0- for the six months ended May 31, 2008.

Cash flows provided by financing activities were $-0- for the six months ended May 31, 2009, compared to $ -0- for the six months ended May 31, 2008.

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

Our plan for the twelve months beginning January 1, 2009 is to operate at a profit or at break even. We are currently in operation and have been since our inception. We have only been profitable for the three months ended February 29, 2008.

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

We were formed as a Colorado business entity on August 15, 2007. At the present time, we have a limited history of operations. We were profitable in the first three months of fiscal year 2008. However, there can be no guarantee that we will ever be profitable in the future. From our inception on August 15, 2007 through May 31, 2009, we generated $52,987 in revenue. We had a net loss of $102,550 for this period. For the three months ended May 31, 2009, we generated $7,379 in revenue. We had a net loss of $10,513 for this period.  At May 31, 2009 we had a negative stockholders’ equity of $39,439.

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

Our stock has a limited public trading market and there is no guarantee a trading market will ever develop for our securities. You may not able to sell your shares when you want to do so, if at all.

There has been, and continues to be, a limited public market for our common stock. We trade on the OTC Bulletin Board under the trading symbol TRMH. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Our common stock is currently quoted on the OTC Bulletin Board under the trading symbol TRMH. Since our common stock trades well below $5.00 per share, we are considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

  Exhibits
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

            * Previously filed with Form SB-2 Registration Statement, February 1, 2008.

(b)               The Company filed no reports on Form 8-K during the three months ended May 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transit Management Holding Corp.

Date: July 10, 2009	By:	/s/ Chris Zueger
Chief Executive Officer Chief Financial Officer