Form 10-Q
period 2009-08-31
TRANSIT MANAGEMENT HOLDING CORP
filed 2009-10-08
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   August 31, 2009

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

As of October 1, 2009, registrant had outstanding 22,225,200 shares of the registrant's common stock.

FORM 10-Q
TRANSIT MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to TRANSIT MANAGEMENT HOLDING CORP. and our subsidiary, Transit Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

TRANSIT MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2009

Transit Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

TRANSIT MANAGEMENT HOLDING CORP.
CONSOLIDATED BALANCE SHEET
 (A Development Stage Company)

	Unaudited	Audited
	August	November
	31, 2009	30, 2008
ASSETS

Current Assets:
Cash	$140	$7,399
Accounts receivable - related party	5,479	3,898

Total current assets	5,619	11,297

TOTAL ASSETS	$5,619	$11,297

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$7,310	$619
Accounts payable - related party	9,723	5,930
Interest payable - related party	2,803	1,723
Other current liablities - related party	10,500	13,000
Current portion notes payable - related party	18,000	18,000

Total current liabilities	48,336	39,272

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$48,336	$39,272

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,225,200 shares.	22,225	22,225

Capital paid in excess of par value	40,886	40,886

Deficit accumulated during the development stage	(105,828)	(91,086)

TOTAL SHAREHOLDERS' EQUITY	(42,717)	(27,975)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,619	$11,297

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months	3 Months
	Ended	Ended
	August	August
	31, 2009	31, 2008
	(Unaudited)	(Unaudited)

Revenue:	$10,060	$11,034

General & Administrative Expenses
Accounting	1,000	1,500
Automobile reimbursement	30	215
Bank charges	-	33
Consulting	-	-
Legal	-	-
Maintenance Supplies	230	806
Management fees	7,500	9,500
Meals & entertainment	-	284
Office	3,404	3,037
Stock transfer fees	-	545
Taxes - payroll	814	814

Total G & A	12,978	16,734

(Loss) before other expenses	(2,918)	(5,700)

Other expenses - interest	(360)	(360)

Net Income (Loss)	$(3,278)	$(6,060)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,225,200	22,225,200

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	9 Months Ended	9 Months Ended	August 15, 2007 (inception)
	August	August	through August
	31, 2009	31, 2008	31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$25,488	$26,234	$63,047

Operating expenses
Accounting	8,770	3,750	17,020
Automobile reimbursement	94	663	1,164
Bank charges	30	72	135
Consulting	-	-	22,028
Legal	-	200	40,350
Maintenance Supplies	1,356	2,204	6,061
Management fees	22,500	17,000	58,000
Meals & entertainment	-	560	1,318
Office	3,457	5,554	9,960
Stock transfer fees	-	4,871	3,751
Taxes - payroll	2,943	2,528	6,285

Total General and administrative expenses	39,150	37,402	166,072

(Loss) before other expenses	(13,662)	(11,168)	(103,025)

Other expenses - interest	(1,080)	(1,079)	(2,803)

Net Income (Loss)	$(14,742)	$(12,247)	$(105,828)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,225,200	22,225,200	22,225,200

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Statement of Shareholders' Equity
(A Development Stage Company)

	Number of Common Shares .Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 21,000,000 shares
for services val. at $21,000 or $.001 per share	21,000,000	21,000		-	21,000

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,028,000
shares of par value $.001 common stock
for services valued at $1,028 or $.001 per share	1,028,000	1,028	-		1,028

October 19, 2007 issued 10,200
shares of par value $.001 common stock
for cash of $2,550 as part of a private
placement or $.25 per share.	10,200	10	2,540		2,550

November 27, 2007 issued 154,000
shares of par value $.001 common stock
for cash of $38,650 as part of a private
placement or $.25 per share.	154,000	154	38,346		38,500

Net Income (Loss)	-	-	-	(68,694)	(68,694)

Balance at November 30, 2007	22,225,200	22,225	40,886	(68,694)	(5,583)

Net Income (Loss)	-	-	-	(22,392)	(22,392)

Balance at November 30, 2008	22,225,200	22,225	40,886	(91,086)	(27,975)

Net Income (Loss)	-	-	-	(14,742)	(14,742)

Balance at August 31, 2009 (unaudited)	22,225,200	$22,225	$40,886	$(105,828)	$(42,717)

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	9 Months Ended	9 Months Ended	August 15, 2007 (inception)
	August	August	through August
	31, 2009	31, 2008	31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	$(14,742)	$(12,247)	$(105,828)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,028
(Increase) Decrease in accounts receivable	(1,581)	(7,134)	(5,479)
Increase (Decrease) in accounts payable	10,484	948	17,033
Increase (Decrease) in other current liabilities	(2,500)	(5,000)	10,500
Increase in interest payable	1,080	1,079	2,803

Net cash (used) in operation activities	(7,259)	(22,354)	(58,943)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	41,083
Notes payable	-	-	18,000

Net cash provided from financing activities	-	-	59,083

Net increase in cash	(7,259)	(22,354)	140
Cash at beginning of period	7,399	33,023	-
Cash at end of period	$140	$10,669	$140

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$22,028
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month and Nine Month Interim Period Ended August 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended August 31, 2009 and the period was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month and nine month interim period ended August 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2009.

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

Results of Operations

The following discussion involves our results of operations for the three months ending August 31, 2009 and 2008 and the nine months ending August 31, 2009 and 2008.

For the three months ended August 31, 2009, we had total revenues of $10,060.  For the three months ended August 31, 2008, we had total revenues of $11,034.  For the nine months ended August 31, 2009, we had revenues of $25,488. For the nine months ended August 31, 2008, we had revenues of $26,234.

Our operating expenses consisted only of general and administrative expenses. General and administrative expenses for the three months ended August 31, 2009 were $12,978, compared to $16,734 for the three months ended August 31, 2008.  General and administrative expenses for the nine months ended August 31, 2009 were $39,150, compared to $37,402 for the nine months ended August 31, 2008.  The major components of these general and administrative expenses were payments to consultants, professional fees, maintenance supplies, and management fees. While our general and administrative expenses will continue to be our largest expense item, management fees comprised the largest G&A expense for the three months ended August 31, 2009.  We believe that in the coming fiscal year we can control the G&A expenses as we reduce payments to consultants and professional fees.

We had a net loss of $3,278 for the three months ended August 31, 2009 compared to a net loss of $6,060 for the three months ended August 31, 2008. We had a net loss of $14,742 for the nine months ended August 31, 2008 compared to a net loss of $12,247 for the nine months ended August 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could continue to be profitable for the remainder of the fiscal year.

Liquidity and Capital Resources

As of August 31, 2008, we had cash or cash equivalents of $140.

Net cash used in operating activities was $7,259 for the nine months ended August 31, 2009 compared to $22,354 for the nine months August 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the nine months ended August 31, 2009, compared to $ -0- for the nine months ended August 31, 2008.

Cash flows provided by financing activities were $-0- for the nine months ended August 31, 2009, compared to $ -0- for the nine months ended August 31, 2008.

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

                It should be noted that we do not have any history of operations and have not yet generated substantial revenues. We are in the process of developing operations. During the first nine months of 2009 we plan to market our services through the contacts of our President, Mr. Zueger. We may also use newspaper advertising. However, we primarily plan to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

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

We were formed as a Colorado business entity on August 15, 2007. At the present time, we have a limited history of operations. We were profitable in the first three months of fiscal year 2008. However, there can be no guarantee that we will ever be profitable in the future. From our inception on August 15, 2007 through August 31, 2009, we generated $63,047 in revenue. We had a net loss of $105,828 for this period. For the three months ended August 31, 2009, we generated $10,060 in revenue. We had a net loss of $3,278 for this period.  At August 31, 2009 we had a negative stockholders’ equity of $42,717.

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

For the period ended November 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to increase operations;
●	our ability to locate clients who will purchase our management services; and
●	our ability to generate revenues.

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

There has been, and continues to be, a limited public market for our common stock. We trade on the OTC Bulletin Board under the trading symbol TRMH. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

●	changes in market valuations of other companies, particularly those that market services such as ours;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of product enhancements that reduce the need for our products;

●	departures of key personnel.

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

            * Previously filed with Form SB-2 Registration Statement, February 1, 2008.

(b)                 The Company filed no reports on Form 8-K during the three months ended August 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transit Management Holding Corp.

Date: October 8, 2009	By:	/s/ Chris Zueger Chief Executive Officer Chief Financial Officer