Form 10-K
period 2009-11-30
TRANSIT MANAGEMENT HOLDING CORP
filed 2010-03-11
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   November 30, 2009

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
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes []  No [X]
.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $300,000.

FORM 10-K

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

Our principal cost will be marketing our services. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our services. Our resources consist of our available cash and advances from Mr. Zueger, who has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

We believe that we can become profitable by December 31, 2010, given sufficient sales. We believe that the timing of the completion of the milestones needed to become profitable can be achieved as we are presently organized with sufficient business.

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

Currently, we believe that we have sufficient capital or access to capital to implement our proposed business operations or to sustain them for the next twelve months. In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

If we can sustain profitability, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we are located in one location in Littleton, Colorado. To try to operate at a break-even level based upon our level of proposed business activity, we believe that we must generate approximately $70,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

We believe that we can be profitable or at break even at the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $$65,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes. Otherwise, no commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

 Backlog

At November 30, 2009, we had no backlogs.

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

We were formed as a Colorado business entity on August 15, 2007. At the present time, we are a development stage company which is only minimally capitalized and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on August 15, 2007 through November 30, 2009, we generated $70,389         in revenue. We had a net loss of $124,977 for this period. At November 30, 2009 we had a negative stockholders’ equity of $61,866.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended November 30, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Zueger, our President. In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Holders

As of February 12, 2010, there were fifty-five record holders of our common stock and there were 22,225,200 shares of our common stock outstanding.

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

Results of Operations

 For the fiscal year ended November 30, 2009, we generated $32,830 in revenue. For the fiscal year ended November 30, 2008, we generated $31,163 in revenue.

Operating expenses, which consisted of general and administrative expenses, for the fiscal year ended November 30, 2009, were $57,781.  Operating expenses, which consisted of general and administrative expenses, for the fiscal year ended November 30, 2008, were $52,116. The major components of general and administrative expenses include management fees, advertising and promotion, legal and accounting fees.

As a result, for the fiscal year ended November 30, 2009, we had a net loss of $33,891. For the fiscal year ended November 30, 2008, we had a net loss of $22,392.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a catering company and our ability to generate revenues.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $70,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr.Zueger has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $$65,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of November 30, 2009, we had cash or cash equivalents of $730. As of November 30, 2008, we had cash or cash equivalents of $7,399.

Net cash used for operating activities was $14,169 for the fiscal year ended November 30, 2009, compared to net cash used for operating activities of $25,624 for the fiscal year ended November 30, 2008.

Cash flows used in investing activities were $-0- for the fiscal year ended November 30, 2009, compared to $-0- for the fiscal year ended November 30, 2008.

Cash flows provided by financing activities were $7,500 for the fiscal year ended November 30, 2009,  compared to cash flows provided by financing activities of $-0- for the fiscal year ended November 30, 2008. These cash flows were all related to notes payable.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr.Zueger has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

Transit Management Holding Corp.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

For the years ended November 30, 2009 and 2008
And For the period August 15, 2007 (Inception) Through November 30, 2009

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Transit Management Holding Corp.
Aurora, Colorado

I have audited the accompanying consolidated balance sheet of Transit Management Holding Corp. (a development stage company) as of November 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from August 15, 2007 (inception) through November 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transit Management Holding Corp. as of November 30, 2009 and 2000 and the consolidated results of its operations and its cash flows for the years then ended and for the period from August 15, 2007 (inception) through November 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 4, 2010	RONALD R. CHADWICK, P.C.

Transit Management Holding Corp.
(A Development Stage Company)
Consolidated Balance Sheet
November 30

	2009	2008
Current Assets

Cash	$730	$7,399
Accounts receivable - related party	6,610	3,898

Total current assets	7,340	11,297

TOTAL ASSETS	$7,340	$11,297

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$15,575	$619
Accounts payable - related party	11,500	5,930
Interest payable - related party	3,163	1,723
Payroll taxes payable	968	-
Other current liabilities - related party	-	13,000
Customer deposits	5,000	-
Current portion notes payable - related party	33,000	18,000

Total current liabilities	69,206	39,272

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$69,206	$39,272

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,225,200 shares.	22,225	22,225

Capital paid in excess of par value	40,886	40,886

Deficit accumulated during the development stage	(124,977)	(91,086)

TOTAL SHAREHOLDERS' EQUITY	(61,866)	(27,975)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,340	$11,297

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Operations

	Year ended November 30, 2009	Year ended November 30, 2008	August 15, 2007 (inception) through November 30, 2009

Revenue	$32,830	$31,163	$70,389

Operating expenses
Accounting	10,270	5,250	18,520
Automobile reimbursement	185	892	1,255
Bank charges	30	71	135
Consulting	7,500	-	29,528
Legal	-	350	40,350
Maintenance Supplies	1,384	2,204	6,089
Management fees	29,500	29,000	65,000
Meals & entertainment	-	753	1,318
Office	2,977	6,503	9,480
Stock transfer fees	3,038	3,751	6,789
Taxes - payroll	2,897	3,342	6,239

Total General and administrative expenses	57,781	52,116	184,703

(Loss) before other expenses	(24,951)	(20,953)	(114,314)

Other expenses - interest	(8,940)	(1,439)	(10,663)

Net Income (Loss)	$(33,891)	$(22,392)	$(124,977)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,225,200	22,225,200	22,225,200

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 21,000,000 shares
for services val. at $21,000 or $.001 per share	21,000,000	21,000		-	21,000

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,028,000
shares of par value $.001 common stock
for services valued at $1,028 or $.001 per share	1,028,000	1,028	-		1,028

October 19, 2007 issued 10,200
shares of par value $.001 common stock
for cash of $2,550 as part of a private
placement or $.25 per share.	10,200	10	2,540		2,550

November 27, 2007 issued 154,000
shares of par value $.001 common stock
for cash of $38,650 as part of a private
placement or $.25 per share.	154,000	154	38,346		38,500

Net (Loss)	-	-	-	(68,694)	(68,694)

Balance at November 30, 2007	22,225,200	$22,225	$40,886	$(68,694)	$(5,583)

Net Income (Loss)	-	-	-	(22,392)	(22,392)

Balance at November 30, 2008	22,225,200	22,225	40,886	(91,086)	(27,975)

Net Income (Loss)	-	-	-	(33,891)	(33,891)

Balance at November 30, 2009	22,225,200	$22,225	$40,886	$(124,977)	$(61,866)

(1) As restated for a 210 for 1 common share recapitalization on August 16, 2007.

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Year ended November 30, 2009	Year ended November 30, 2008	August 15, 2007 (inception) through November 30, 2009

Net Income (Loss)	$(33,891)	$(22,392)	$(124,977)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,028
Interest acretion	7,500		7,500
(Increase) in accounts receivable	(2,712)	(1,233)	(6,610)
Increase (decrease) in accounts payable	20,526	(9,938)	27,075
Increase in payroll taxes payable	968		968
Increase (Decrease) in other current liabilities	(13,000)	6,500	-
Increse in customer deposits	5,000		5,000
Increase in interest payable	1,440	1,439	3,163

Net cash (used) in operation activities	(14,169)	(25,624)	(65,853)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	41,083
Notes payable	7,500	-	25,500

Net cash provided from financing activities	7,500	-	66,583

Net increase in cash	(6,669)	(25,624)	730
Cash at beginning of period	7,399	33,023	-
Cash at end of period	$730	$7,399	$730

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$22,028
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended November 30, 2009 and 2008
And For the period August 15, 2007 (Inception) Through November 30, 2009

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

On August 16, 2007 Transit Management Holding Corp. in an acquisition classified as a transaction between parties under common control, acquired all the outstanding common shares of Transit Management, Inc. (21,000,000 shares of Transit Management Holding Corp. common shares were issued for 100,000 common shares of Transit Management, Inc.), making Transit Management, Inc. a wholly owned subsidiary of Transit Management Holding Corp. Results of operations on August 15, 2007 represent the combined operations of both companies. The results of operations of Transit Management Holding Corp. and Transit Management, Inc. have been consolidated from August 16, 2007 forward.

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

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended November 30, 2009 and 2008
And For the period August 15, 2007 (Inception) Through November 30, 2009

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at November 30, 2009 and 2008.

REVENUE RECOGNITION

The Company will be performing advertising and promotional activities. The revenue is recognized when the services are performed. As of November 30, 2009 the Company has had limited operations.

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

The Company has a verbal, month to month property management contract for $533 per week with a company owned by a related party relative of an officer. Revenues for 2009 and 2008 earned under this contract were $32,830 and $31,163 respectively, and all the Company’s accounts receivable are due from this company, $6,610 and $3,898 respectively.

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended November 30, 2009 and 2008
And For the period August 15, 2007 (Inception) Through November 30, 2009

Note 3 – Related Party Transactions (Continued)

The Company recorded a management fee expense to an officer of $500 per week for January 2008. Commencing February 2008 the management fee expense was $2,500 per month plus expenses, under a verbal month to month agreement. At November 30, 2009 and 2008, the Company owed the officer $18,401 and $18,930 respectively under this arrangement.

The Company at November 30, 2009 and 2008 owed related parties $33,000 and $18,000, respectively, under notes payable. $18,000 of the notes are due on demand, secured by all Company assets, and bear interest at 8% per annum. The remaining $15,000 is due on demand, unsecured, non-interest bearing, and convertible anytime at the holders’ discretion into common stock at $.001 per share (15,000,000 shares). The $15,000  note was a discounted note, with the Company receiving $7,500 worth of services and recording interest expense of $7,500.

Interest payable under the notes at November 30, 2009 and 2008 was $3,163 and $1,723 respectively, and with interest expense in 2009 and 2008 of $8,940 and $1,723.

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

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended November 30, 2009 and 2008
And For the period August 15, 2007 (Inception) Through November 30, 2009

Note 4 – Capital Stock (continued)

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of November 30, 2009.

The Company has declared no dividends through November 30, 2009.

Note 5 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At November 30, 2009 and 2008, the Company had approximately $125,000 and $91,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset at each date of approximately $25,000 and $18,000 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended November 30, 2009 and 2008 was approximately $7,000 and $4,500.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of November 30, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as November 30, 2009.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Chris Zueger	40	President, Chief Executive
3176 South Peoria Ct.		Officer, Treasurer, and
Aurora, Colorado 80014		Chief Financial Officer

Theresa Krystofiak	51	Secretary and Director
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

Item 11. EXECUTIVE COMPENSATION

Our directors do not receive any compensation for their services rendered to us, nor have they received such compensation in the past.  As of the date hereof, we have no funds available to pay our directors.  Further, our directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our directors in the future.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

We have recorded a property management contract of $533 per week plus related expenses for the period ended December 31, 2008 under a verbal, month-to-month property management contract. Revenues for 2009 ($32,830) and for 2008($31,163) were earned under this contract. All of our accounts payable are due from this company, which are $6,610 and $3,898, respectively.

We recorded a management fee expense to Mr. Zueger of $500 per week for January, 2008. Commencing February, 2008, the management fee expense was $2,500 per month under a verbal month-to-month agreement. At November 30, 2009 and 2008, we owed Mr. Zueger $18,401 and $18,930, respectively.

At November 30, 2009 and 2008, we owed Mr. Zueger $33,000 and $18,000. respectively, under demand notes payable, secured by all our assets, bearing interest at 8% per annum. The remaining $15,000 is due on demand, unsecured, non-interest bearing, and convertible anytime at the holders’ discretion into common stock at $.001 per share (15,000,000 shares). The $15,000 note was a discounted note, with the Company receiving $7,500 worth of services and recording interest expense of $7,500. The interest payable under the notes at November 30, 2009 and 2008 was $3,163 and $1,723, respectively, with interest expense in 2009 and 2008 of $8,940 and $1,723.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of February 12, 2010, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 22,225,200 common shares were issued and outstanding as of February 12, 2010.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have recorded a property management contract of $533 per week plus related expenses for the period ended December 31, 2008 under a verbal, month-to-month property management contract. Revenues for 2009 ($32,830) and for 2008($31,163) were earned under this contract. All of our accounts payable are due from this company, which are $6,610 and $3,898, respectively.

We recorded a management fee expense to Mr. Zueger of $500 per week for January, 2008. Commencing February, 2008, the management fee expense was $2,500 per month under a verbal month-to-month agreement. At November 30, 2009 and 2008, we owed Mr. Zueger $18,401 and $18,930, respectively.

At November 30, 2009 and 2008, we owed Mr. Zueger $33,000 and $18,000. respectively, under demand notes payable, secured by all our assets, bearing interest at 8% per annum. The remaining $15,000 is due on demand, unsecured, non-interest bearing, and convertible anytime at the holders’ discretion into common stock at $.001 per share (15,000,000 shares). The $15,000 note was a discounted note, with the Company receiving $7,500 worth of services and recording interest expense of $7,500. The interest payable under the notes at November 30, 2009 and 2008 was $3,163 and $1,723, respectively, with interest expense in 2009 and 2008 of $8,940 and $1,723.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado Certified Public Accountants, billed an aggregate of $7,500 for the year ended November 30, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $8,500 for the year ended November 30, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2010.

TRANSIT MANAGEMENT HOLDING CORP.

By:	/s/ Chris Zueger
Chris Zueger
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 11, 2010	By:	/s/ Chris Zueger
Chris Zueger
Director

Date: March 11, 2010	By:	/s/ Theresa Krystofiak
Theresa Krystofiak
Director