Form 10-Q
period 2010-02-28
TRANSIT MANAGEMENT HOLDING CORP
filed 2010-04-15
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   February 28, 2010

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

As of February 28, 2010, registrant had outstanding 22,225,200 shares of the registrant's common stock.

FORM 10-Q

TRANSIT MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to TRANSIT MANAGEMENT HOLDING CORP. and our subsidiary, Transit Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

TRANSIT MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 28, 2010

Transit Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

TRANSIT MANAGEMENT HOLDING CORP.
CONSOLIDATED BALANCE SHEET
 (A Development Stage Company)

	Unaudited	Audited
	February	November
	28, 2010	30, 2009
ASSETS

Current Assets:
Cash	$4,195	$730
Accounts receivable - related party	(48)	6,610

Total current assets	4,147	7,340

TOTAL ASSETS	$4,147	$7,340

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$9,512	$15,575
Accounts payable - related party	11,500	11,500
Interest payable - related party	3,785	3,163
Payroll taxes payable	968	968
Other current liablities - related party	-	-
Customer deposits	5,000	5,000
Current portion notes payable - related party	43,500	33,000

Total current liabilities	74,265	69,206

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$74,265	$69,206

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,225,200 shares.	22,225	22,225

Capital paid in excess of par value	40,886	40,886

Deficit accumulated during the development stage	(133,229)	(124,977)

TOTAL SHAREHOLDERS' EQUITY	(70,118)	(61,866)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,147	$7,340

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months Ended February 28, 2010 (Unaudited)	3 Months Ended February 29, 2009 (Unaudited)	August 15, 2007 (inception) through February 28, 2010 (Unaudited)

Revenue	$3,842	$8,049	$74,231

Operating expenses
Accounting	2,750	2,500	21,270
Automobile reimbursement	-	-	1,255
Bank charges	-	-	135
Consulting	-	-	29,528
Legal	-	-	40,350
Maintenance Supplies	1,204	321	7,293
Management fees	2,000	5,000	67,000
Meals & entertainment	-	-	1,318
Office	(44)	-	9,436
Stock transfer fees	-	-	6,789
Taxes - payroll	311	819	6,550

Total General and administrative expenses	6,221	8,640	190,924

(Loss) before other expenses	(2,379)	(591)	(116,693)

Other expenses - interest	(5,873)	(360)	(16,536)

Net Income (Loss)	$(8,252)	$(951)	$(133,229)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,225,200	22,066,100	22,225,200

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Statement of Shareholders' Equity
(A Development Stage Company)

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 21,000,000 shares
for services val. at $21,000 or $.001 per share	21,000,000	21,000		-	21,000

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,028,000
shares of par value $.001 common stock
for services valued at $1,028 or $.001 per share	1,028,000	1,028	-		1,028

October 19, 2007 issued 10,200
shares of par value $.001 common stock
for cash of $2,550 as part of a private
placement or $.25 per share.	10,200	10	2,540		2,550

November 27, 2007 issued 154,000
shares of par value $.001 common stock
for cash of $38,650 as part of a private
placement or $.25 per share.	154,000	154	38,346		38,500

Net Income (Loss)	-	-	-	(68,694)	(68,694)

Balance at November 30, 2007	22,225,200	22,225	40,886	(68,694)	(5,583)

Net Income (Loss)	-	-	-	(22,392)	(22,392)

Balance at November 30, 2008	22,225,200	22,225	40,886	(91,086)	(27,975)

Net Income (Loss)	-	-	-	(33,891)	(33,891)

Balance at November 30, 2009	22,225,200	22,225	40,886	(124,977)	(61,866)

Net Income (Loss)	-	-	-	(8,252)	(8,252)

Balance at February 28, 2010 (unaudited)	22,225,200	$22,225	$40,886	(133,229)	$(70,118)

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	3 Months Ended February 28, 2010 (Unaudited)	3 Months Ended February 29, 2009 (Unaudited)	August 15, 2007 (inception) through February 28, 2010 (Unaudited)

Net Income (Loss)	$(8,252)	$(951)	$(133,229)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,028
Interest acretion	5,250	-	12,750
(Increase) Decrease in accounts receivable	6,658	2,584	48
Increase (decrease) in accounts payable	(6,063)	(194)	21,012
Increase in payroll taxes payable	-	-	968
Increase (Decrease) in other current liabilities	-	(1,614)	-
Increase in customer deposits	-	-	5,000
Increase in interest payable	622	360	3,785

Net cash (used) in operation activities	(1,785)	185	(67,638)

Cash flows from investing activities:

Net cash (used) in investing activities	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	41,083
Notes payable	5,250	-	30,750

Net cash provided from financing activities	5,250	-	71,833

Net increase in cash	3,465	185	4,195
Cash at beginning of period	730	7,399	-
Cash at end of period	$4,195	$7,584	$4,195

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$22,028
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month Interim Period Ended February 28, 2010

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended February 28, 2010 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interim period ended February 28, 2010 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-KSB for the year ended November 30, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Results of Operations

The following discussion involves our results of operations for the three months ending February 28, 2010, for the three months ending February 29, 2009  and the period from inception through February 28, 2010.

For the three months ended February 28, 2010, we had total revenues of $3,890. For the three months ended February 29, 2009, we had total revenues of $8,049. From inception through February 28, 2010, we had total revenues of $74,279.

Our operating expenses consisted primarily of general and administrative expenses. General and administrative expenses for the three months ended February 28, 2010 were $6,265. General and administrative expenses for the three months ended February 29, 2009 were $8,640.  General and administrative expenses were $190,968 for the period from inception through February 28, 2010. The major components of these general and administrative expenses were payments to consultants, professional fees, and maintenance supplies. While our general and administrative expenses will continue to be our largest expense item, we have brought this expense in line with our revenues for the three months ending February 28, 2010  and we believe that in the coming fiscal year we can control this expense as we reduce payments to consultants and professional fees.

We had a net loss of $8,204 for the three months ended February 28, 2010. We had a net loss of $951 for the three months ended February 29, 2009. We had a net loss of $133,181 for the period from inception through February 28, 2010.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could continue to be profitable for the remainder of the fiscal year.

Liquidity and Capital Resources

As of February 28, 2010, we had cash or cash equivalents of $4,195. As of February 28, 2009, we had cash or cash equivalents of $7,584.

Net  cash used in operating activities was $1,785 for the three months ended February 28, 2010.  Net cash provided by operating activities was $185 for the three months ended February 29, 2009. Net cash used in operating activities was $67,638 for the period from inception through February 28, 2010. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for all relevant periods.

Cash flows provided by financing activities were $5,250 for the three months ended February 28, 2010. Cash flows provided by financing activities were $-0- for the three months ended February 29, 2009. Cash flows provided from financing activities was $71,833 for the period from inception through February 28, 2010. All cash flows were related to our recent securities sales activity and to loans.

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

Our plan for the twelve months beginning January 1, 2010 is to operate at a profit or at break even. We are currently in operation and have been since our inception. We have only been profitable for the three months ended February 29, 2008.

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

                It should be noted that we do not have any history of operations and have not yet generated substantial revenues. We are in the process of developing operations. During the first nine months of 2010 we plan to market our services through the contacts of our President, Mr. Zueger. We may also use newspaper advertising. However, we primarily plan to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

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

We were formed as a Colorado business entity on August 15, 2007. At the present time, we have a limited history of operations. We were profitable in the first three months of fiscal year 2008. However, there can be no guarantee that we will ever be profitable in the future. From our inception on August 15, 2007 through February 28, 2010, we generated $74,279 in revenue. We had a net loss of $133,181 for this period. For the three months ended February 28, 2010, we generated $3,890 in revenue. We had a net loss of $8,204 for this period.  At February 28, 2010 we had a negative stockholders’ equity of $70,070.

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

We have limited experience as a public company.  Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We have limited experience as a public company. We have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

Our common stock is currently quoted on the OTC Bulletin Board under the trading symbol TRMH. Since our common stock trades well below $5.00 per share, we are considered a “penny stock” and are subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

(b)
The Company filed no reports on Form 8-K during the three months ended February 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transit Management Holding Corp.

Date: April 15, 2010	By:	/s/ Chris Zueger Chief Executive Officer Chief Financial Officer