Form 10-Q
period 2010-05-31
TRANSIT MANAGEMENT HOLDING CORP
filed 2010-07-14
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   May 31, 2010

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

As of May 31, 2010, registrant had outstanding 22,225,200 shares of the registrant's common stock.

FORM 10-Q
TRANSIT MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to TRANSIT MANAGEMENT HOLDING CORP. and our subsidiary, Transit Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

TRANSIT MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended May 31, 2010

Transit Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statement of shareholders' equity	8
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

Transit Management Holding Corp.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	May	November
	31, 2010	30, 2009
ASSETS

Current Assets:
Cash	$201	$730
Accounts receivable - related party	-	6,610

Total current assets	201	7,340

TOTAL ASSETS	$201	$7,340

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$12,003	$15,575
Accounts payable - related party	11,500	11,500
Interest payable - related party	4,554	3,163
Payroll taxes payable	968	968
Other current liablities - related party	1,000	-
Customer deposits	-	5,000
Current portion notes payable - related party	46,500	33,000

Total current liabilities	76,525	69,206

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$76,525	$69,206

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,225,200 shares.	22,225	22,225

Capital paid in excess of par value	40,886	40,886

Deficit accumulated during the development stage	(139,435)	(124,977)

TOTAL SHAREHOLDERS' EQUITY	(76,324)	(61,866)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$201	$7,340

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months	3 Months
	Ended	Ended
	May	May
	31, 2010	31, 2009
	(Unaudited)	(Unaudited)

Revenue:	$1,506	$7,379

General & Administrative Expenses
Accounting	1,500	5,270
Automobile reimbursement	-	64
Bank charges	-	30
Consulting	-	-
Legal	-	-
Maintenance Supplies	247	677
Management fees	-	10,000
Meals & entertainment	-	-
Office	152	181
Stock transfer fees	3,550	-
Taxes - payroll	-	1,310

Total G & A	5,449	17,532

(Loss) before other expenses	(3,943)	(10,153)

Other expenses - interest	(2,312)	(360)

Net Income (Loss)	$(6,255)	$(10,513)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,225,200	22,225,200

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	6 Months Ended	6 Months Ended	August 15, 2007 (inception)
	May	May	through May
	31, 2010	31, 2009	31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$5,397	$15,428	$75,786

Operating expenses
Accounting	4,250	7,770	22,770
Automobile reimbursement	-	64	1,255
Bank charges	-	30	135
Consulting	-	-	29,528
Legal	-	-	40,350
Maintenance Supplies	1,451	677	7,540
Management fees	2,000	15,000	67,000
Meals & entertainment	-	-	1,318
Office	152	502	9,632
Stock transfer fees	3,550	-	10,339
Taxes - payroll	311	2,129	6,550

Total General and administrative expenses	11,714	26,172	196,417

(Loss) before other expenses	(6,317)	(10,744)	(120,631)

Other expenses - interest	(8,141)	(720)	(18,804)

Net Income (Loss)	$(14,458)	$(11,464)	$(139,435)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,225,200	22,225,200	22,225,200

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Statement of Shareholders' Equity
(A Development Stage Company)

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 21,000,000 shares
for services val. at $21,000 or $.001 per share	21,000,000	21,000		-	21,000

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,028,000
shares of par value $.001 common stock
for services valued at $1,028 or $.001 per share	1,028,000	1,028	-		1,028

October 19, 2007 issued 10,200
shares of par value $.001 common stock
for cash of $2,550 as part of a private
placement or $.25 per share.	10,200	10	2,540		2,550

November 27, 2007 issued 154,000
shares of par value $.001 common stock
for cash of $38,650 as part of a private
placement or $.25 per share.	154,000	154	38,346		38,500

Net Income (Loss)	-	-	-	(68,694)	(68,694)

Balance at November 30, 2007	22,225,200	22,225	40,886	(68,694)	(5,583)

Net Income (Loss)	-	-	-	(22,392)	(22,392)

Balance at November 30, 2008	22,225,200	22,225	40,886	(91,086)	(27,975)

Net Income (Loss)	-	-	-	(33,891)	(33,891)

Balance at November 30, 2009	22,225,200	22,225	40,886	(124,977)	(61,866)

Net Income (Loss)	-	-	-	(14,458)	(14,458)

Balance at May 31, 2010 (unaudited)	22,225,200	$22,225	$40,886	(139,435)	$(76,324)

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	6 Months Ended	6 Months Ended	August 15, 2007 (inception)
	May	May	through May
	31, 2010	31, 2009	31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	$(14,458)	$(11,464)	$(139,435)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,028
Interest acretion	6,750	-	14,250
(Increase) Decrease in accounts receivable	6,610	2,832	-
Increase (decrease) in accounts payable	(3,572)	3,614	23,503
Increase in payroll taxes payable	-	-	968
Increase (Decrease) in other current liabilities	-	(2,500)	-
Increase in customer deposits	-	-	-
Increase in interest payable	1,391	720	4,554

Net cash (used) in operation activities	(3,279)	(6,798)	(74,132)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	41,083
Advances from related party			1,000
Notes payable	2,750	-	32,250

Net cash provided from financing activities	2,750	-	74,333

Net increase in cash	(529)	(6,798)	201
Cash at beginning of period	730	7,399	-
Cash at end of period	$201	$601	$201

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$22,028
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Transit Management Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month and Six Month Interim Period Ended May 31, 2010

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended May 31, 2010 and the period was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month and six month interim period ended May 31, 2010 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended November 30, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Results of Operations

The following discussion involves our results of operations for the three months ending May 31, 2010 and 2009 and the six months ending May 31, 2010 and 2009.

For the three months ended May 31, 2010, we had total revenues of $1,506.  For the three months ended May 31,  2009, we had total revenues of $7,379.  For the six months ended May 31, 2010, we had revenues of $5,397. For the six months ended May 31, 2009, we had revenues of $15,428.

Our operating expenses consisted only of general and administrative expenses. General and administrative expenses for the three months ended May 31, 2010 were $5,449, compared to $17,532 for the three months ended May 31, 2009.  General and administrative expenses for the six months ended May 31, 2010 were $11,714, compared to $26,172 for the six months ended May 31, 2009.  The major components of these general and administrative expenses were payments to consultants, professional fees, maintenance supplies, and management fees. We believe that in the coming fiscal year we can control the G&A expenses as we reduce payments to consultants and professional fees.

We had a net loss of $6,255 for the three months ended May 31, 2010 compared to a net loss of $10,513 for the three months ended May 31, 2009. We had a net loss of $14,458 for the six months ended May 31, 2010 compared to a net loss of $11,464 for the six months ended May 31, 2009.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could continue to be profitable for the remainder of the fiscal year.

Liquidity and Capital Resources

As of May 31, 2008, we had cash or cash equivalents of $201.

Net cash used in operating activities was $3,279 for the six months ended May 31, 2010 compared to $6,798 for the six months May 31, 2009. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in or provided by investing activities were $-0- for the six months ended May 31, 2010, compared to $ -0- for the six months ended May 31, 2009.

Cash flows provided by financing activities were $2,750 for the six months ended May 31, 2010, compared to $ -0- for the six months ended May 31, 2009.

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

We were formed as a Colorado business entity on August 15, 2007. At the present time, we have a limited history of operations. We were profitable in the first three months of fiscal year 2008. However, there can be no guarantee that we will ever be profitable in the future. From our inception on August 15, 2007 through May 31, 2010, we generated $75,786 in revenue. We had a net loss of $139,435 for this period. For the three months ended May 31, 2010, we generated $1,506 in revenue. We had a net loss of $6,255 for this period.  At May 31, 2010 we had a negative stockholders’ equity of $76,324.

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

   (b)      The Company filed no reports on Form 8-K during the three months ended May 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transit Management Holding Corp.

Date: July 14, 2010	By:	/s/ Chris Zueger Chief Executive Officer Chief Financial Officer