Form 10-K
period 2010-11-30
TRANSIT MANAGEMENT HOLDING CORP
filed 2011-03-29
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   November 30, 2010

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

Our plan for the twelve months beginning January 1, 2011 is to operate at a profit or at break even. We are currently in operation and have been since our inception.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues.

Our principal cost will be marketing our services. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our services. Our resources consist of our available cash and advances from Mr. Zueger, who has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes.

We believe that we can become profitable by December 31, 2011, given sufficient sales. We believe that the timing of the completion of the milestones needed to become profitable can be achieved as we are presently organized with sufficient business.

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

Currently, we believe that we have sufficient capital or access to capital to implement our proposed business operations or to sustain them for the next twelve months. In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes.

If we can sustain profitability, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we are located in one location in Littleton, Colorado. To try to operate at a break-even level based upon our level of proposed business activity, we believe that we must generate approximately $70,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes.

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

In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes. Otherwise, no commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

 Backlog

At November 30, 2010, we had no backlogs.

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

We were formed as a Colorado business entity on August 15, 2007. At the present time, we are a development stage company which is only minimally capitalized and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on August 15, 2007 through November 30, 2010, we generated $75,786         in revenue. We had a net loss of $147,238 for this period. At November 30, 2010 we had a negative stockholders’ equity of $84,127.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended November 30, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Zueger, our President. In the event that we need additional capital, Mr. Zueger has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Holders

As of February 18, 2011, there were fifty-five record holders of our common stock and there were 22,225,200 shares of our common stock outstanding.

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

Results of Operations

 For the fiscal year ended November 30, 2010, we generated $5,397 in revenue. For the fiscal year ended November 30, 2009, we generated $32,830 in revenue.

Operating expenses, which consisted of general and administrative expenses, for the fiscal year ended November 30, 2010, were $15,524.  Operating expenses, which consisted of general and administrative expenses, for the fiscal year ended November 30, 2009, were $57,781. The major components of general and administrative expenses include management fees, advertising and promotion, legal and accounting fees.

As a result, for the fiscal year ended November 30, 2010, we had a net loss of $22,261. For the fiscal year ended November 30, 2009, we had a net loss of $33,891.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our business plan and our ability to generate revenues.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $70,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr.Zueger has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $65,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of November 30, 2010, we had cash or cash equivalents of $201. As of November 30, 2009, we had cash or cash equivalents of $730.

Net cash used for operating activities was $11,279 for the fiscal year ended November 30, 2010, compared to net cash used for operating activities of $14,169 for the fiscal year ended November 30, 2009.

Cash flows used in investing activities were $-0- for the fiscal year ended November 30, 2010, compared to $-0- for the fiscal year ended November 30, 2009.

Cash flows provided by financing activities were $10,750 for the fiscal year ended November 30, 2010.  compared to cash flows provided by financing activities of $7,500 for the fiscal year ended November 30, 2009. These cash flows were all related to notes payable.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr.Zueger has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes.

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

TRANSIT MANAGEMENT HOLDING CORP
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

For the years ended November 30, 2010 and 2009
And For the period August 15, 2007 (Inception) Through November 30, 2010

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Transit Management Holding Corp.
Aurora, Colorado

I have audited the accompanying consolidated balance sheet of Transit Management Holding Corp. (a development stage company) as of November 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from August 15, 2007 (inception) through November 30, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transit Management Holding Corp. as of November 30, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended and for the period from August 15, 2007 (inception) through November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 25, 2011	RONALD R. CHADWICK, P.C.

Transit Management Holding Corp.
(A Development Stage Company)
Consolidated Balance Sheet
November 30

ASSETS

	2010	2009
Current Assets

Cash	$201	$730
Accounts receivable - related party	-	6,610

Total current assets	201	7,340

TOTAL ASSETS	$201	$7,340

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$12,781	$15,575
Accounts payable - related party	12,500	11,500
Interest payable - related party	6,547	3,163
Payroll taxes payable	-	968
Other current liabilities - related party	-	-
Customer deposits	-	5,000
Current portion notes payable - related party	52,500	33,000

Total current liabilities	84,328	69,206

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$84,328	$69,206

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,225,200 shares.	22,225	22,225

Capital paid in excess of par value	40,886	40,886

Deficit accumulated during the development stage	(147,238)	(124,977)

TOTAL SHAREHOLDERS' EQUITY	(84,127)	(61,866)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$201	$7,340

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Operations

	Year ended November 30, 2010	Year ended November 30, 2009	August 15, 2007 (inception) through November 30, 2010

Revenue	$5,397	$32,830	$75,786

Operating expenses
Accounting	8,250	10,270	26,770
Automobile reimbursement	-	185	1,255
Bank charges	-	30	135
Consulting	-	7,500	29,528
Legal	-	-	40,350
Maintenance Supplies	1,451	1,384	7,540
Management fees	2,000	29,500	67,000
Meals & entertainment	-	-	1,318
Office	273	2,977	9,753
Stock transfer fees	3,550	3,038	10,339
Taxes - payroll	-	2,897	6,239

Total General and administrative expenses	15,524	57,781	200,227

(Loss) before other expenses	(10,127)	(24,951)	(124,441)

Other expenses - interest	(12,134)	(8,940)	(22,797)

Net Income (Loss)	$(22,261)	$(33,891)	$(147,238)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,225,200	22,225,200	22,225,200

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Year ended November 30, 2010	Year ended November 30, 2009	August 15, 2007 (inception) through November 30, 2010

Net Income (Loss)	$(22,261)	$(33,891)	$(147,238)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,028
Interest acretion	8,750	7,500	16,250
(Increase) in accounts receivable	6,610	(2,712)	-
Increase (decrease) in accounts payable	(2,794)	20,526	12,781
Increase in payroll taxes payable	(968)	968	-
Increase (Decrease) in other current liabilities	1,000	(13,000)	12,500
Increse in customer deposits	(5,000)	5,000	-
Increase in interest payable	3,384	1,440	6,547

Net cash (used) in operation activities	(11,279)	(14,169)	(77,132)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	41,083
Notes payable	10,750	7,500	36,250

Net cash provided from financing activities	10,750	7,500	77,333

Net increase in cash	(529)	(6,669)	201
Cash at beginning of period	730	7,399	-
Cash at end of period	$201	$730	$201

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$22,028
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 21,000,000 shares
for services val. at $21,000 or $.001 per share	21,000,000	21,000		-	21,000

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,028,000
shares of par value $.001 common stock
for services valued at $1,028 or $.001 per share	1,028,000	1,028	-		1,028

October 19, 2007 issued 10,200
shares of par value $.001 common stock
for cash of $2,550 as part of a private
placement or $.25 per share.	10,200	10	2,540		2,550

November 27, 2007 issued 154,000
shares of par value $.001 common stock
for cash of $38,650 as part of a private
placement or $.25 per share.	154,000	154	38,346		38,500

Net (Loss)	-	-	-	(68,694)	(68,694)

Balance at November 30, 2007	22,225,200	$22,225	$40,886	$(68,694)	$(5,583)

Net Income (Loss)	-	-	-	(22,392)	(22,392)

Balance at November 30, 2008	22,225,200	$22,225	$40,886	$(91,086)	$(27,975)

Net Income (Loss)	-	-	-	(33,891)	(33,891)

Balance at November 30, 2009	22,225,200	$22,225	$40,886	$(124,977)	$(61,866)

Net Income (Loss)	-	-	-	(22,261)	(22,261)

Balance at November 30, 2010	22,225,200	$22,225	$40,886	$(147,238)	$(84,127)

(1) As restated for a 210 for 1 common share recapitalization on August 16, 2007.

The accompanying notes are an integral part of these financial statements.

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended November 30, 2010 and 2009
And For the period August 15, 2007 (Inception) Through November 30, 2010

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

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended November 30, 2010 and 2009
And For the period August 15, 2007 (Inception) Through November 30, 2010

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at November 30, 2010 and 2009.

REVENUE RECOGNITION

The Company will be performing advertising and promotional activities. The revenue is recognized when the services are performed. As of November 30, 2010 the Company has had limited operations.

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

Revenues for 2010 and 2009 earned under this contract were $5,397 and $32,380 respectively, and all the Company’s accounts receivable are due from this company, $-0- and $6,610 respectively.

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended November 30, 2010 and 2009
And For the period August 15, 2007 (Inception) Through November 30, 2010

Note 3 – Related Party Transactions (Continued)

At November 30, 2010 and 2009, the Company owed the officer $12,500 and $18,401 respectively.

The Company at November 30, 2010 and 2009 owed related parties $52,500 and $33,000, respectively, under notes payable. $18,000 of the notes are due on demand, secured by all Company assets, and bear interest at 8% per annum. The remaining $34,500 is due on demand, unsecured, non-interest bearing, and convertible anytime at the holders’ discretion into common stock at $.001 per share (15,000,000 shares). During 2009 the $15,000 note was a discounted note, with the Company receiving $7,500 worth of payment for professional services and recording interest expense of $7,500. During 2010 the $19,500 in notes were the equivalent of a discounted note, with the Company receiving $10,750 worth of payment for professional services and recording interest expense of $8,750.

Interest payable under the notes at November 30, 2010 and 2009 was $6,547 and $3,163 respectively, and with interest expense in 2010 and 2009 of $12,134 and $8,940.

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

Transit Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended November 30, 2010 and 2009
And For the period August 15, 2007 (Inception) Through November 30, 2010

Note 4 – Capital Stock (continued)

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of November 30, 2010.

The Company has declared no dividends through November 30, 2010.

Note 5 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At November 30, 2010 and 2009, the Company had approximately $147,579 and $124,318 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset at each date of approximately $29,516 and $24,684 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended November 30, 2010 and 2009 was approximately $4,652 and $13,682.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of November 30, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as November 30, 2010.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Chris Zueger	41	President, Chief Executive
3176 South Peoria Ct.		Officer, Treasurer, and
Aurora, Colorado 80014		Chief Financial Officer

Theresa Krystofiak	52	Secretary and Director
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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

We have recorded a property management contract of $533 per week plus related expenses for the period ended December 31, 2010 under a verbal, month-to-month property management contract. Revenues for 2010 ($5,397) and for 2009($32,830) were earned under this contract. All of our accounts payable are due from this company, which are $-0- and $6,610, respectively.

We recorded a management fee expense to Mr. Zueger of $500 per week for January, 2008. Commencing February, 2008, the management fee expense was $2,500 per month under a verbal month-to-month agreement. At November 30, 2010 and 2009, we owed Mr. Zueger $12,500 and $18,401, respectively.

At November 30, 2010 and 2009, we owed Mr. Zueger $52,500 and $33,000, respectively, under demand notes payable, secured by all our assets, bearing interest at 8% per annum. The remaining $34,500 is due on demand, unsecured, non-interest bearing, and convertible anytime at the holders’ discretion into common stock at $.001 per share (15,000,000 shares). The $15,000 note was a discounted note, with the Company receiving $7,500 worth of services and recording interest expense of $7,500. The interest payable under the notes at November 30, 2010 and 2009 was $6,547 and $3,163, respectively, with interest expense in 2010 and 2009 of $12,134 and $8,940.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of February 18, 2011, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 22,225,200 common shares were issued and outstanding as of February 18, 2011.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)	Class

Chris Zueger	21,000,000	94.5%
3176 South Peoria Ct.
Aurora, Colorado 80014

Theresa Krystofiak	25,000	0.001%
3176 South Peoria Ct.
Aurora, Colorado 80014

All Officers and Directors as a Group	21,025,000	94.5%
(two persons)
    _______________

      (1)  All shares owned of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

We have recorded a property management contract of $533 per week plus related expenses for the period ended December 31, 2010 under a verbal, month-to-month property management contract. Revenues for 2010 ($5,397) and for 2009($32,830) were earned under this contract. All of our accounts payable are due from this company, which are $-0- and $6,610, respectively.

We recorded a management fee expense to Mr. Zueger of $500 per week for January, 2008. Commencing February, 2008, the management fee expense was $2,500 per month under a verbal month-to-month agreement. At November 30, 2010 and 2009, we owed Mr. Zueger $12,500 and $18,401, respectively.

At November 30, 2010 and 2009, we owed Mr. Zueger $52,500 and $33,000, respectively, under demand notes payable, secured by all our assets, bearing interest at 8% per annum. The remaining $34,500 is due on demand, unsecured, non-interest bearing, and convertible anytime at the holders’ discretion into common stock at $.001 per share (15,000,000 shares). The $15,000 note was a discounted note, with the Company receiving $7,500 worth of services and recording interest expense of $7,500. The interest payable under the notes at November 30, 2010 and 2009 was $6,547 and $3,163, respectively, with interest expense in 2010 and 2009 of $12,134 and $8,940.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado Certified Public Accountants, billed an aggregate of $7,500 for the year ended November 30, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $7,500 for the year ended November 30, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2011.

TRANSIT MANAGEMENT HOLDING CORP.

By:	/s/ Chris Zueger
Chris Zueger
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 29, 2011	By:	/s/ Chris Zueger
Chris Zueger
Director

Date: March 29, 2011	By:	/s/ Theresa Krystofiak
Theresa Krystofiak
Director