Form 10-Q
period 2011-02-28
TRANSIT MANAGEMENT HOLDING CORP
filed 2011-04-20
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   February 28, 2011

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

As of February 28, 2011, registrant had outstanding 22,225,200 shares of the registrant's common stock.

FORM 10-Q
TRANSIT MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to TRANSIT MANAGEMENT HOLDING CORP. and our subsidiary, Transit Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

TRANSIT MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 28, 2011

Transit Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

TRANSIT MANAGEMENT HOLDING CORP.
Consolidated Balance Sheets
(A Development Stage Company)

	Unaudited	Audited
	February	November
	28, 2011	30, 2010
ASSETS

Current Assets:
Cash	$201	$201
Accounts receivable - related party	-	-

Total current assets	201	201

TOTAL ASSETS	$201	$201

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$16,719	$12,781
Accounts payable - related party	12,500	12,500
Interest payable - related party	7,597	6,547
Payroll taxes payable	-	-
Other current liablities - related party	-	-
Customer deposits	-	-
Current portion notes payable - related party	52,500	52,500

Total current liabilities	89,316	84,328

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$89,316	$84,328

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,225,200 shares.	22,225	22,225

Capital paid in excess of par value	40,886	40,886

Deficit accumulated during the development stage	(152,226)	(147,238)

TOTAL SHAREHOLDERS' EQUITY	(89,115)	(84,127)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$201	$201

See Accompanying Notes To These Unaudited Financial Statements.

TRANSIT MANAGEMENT HOLDING CORP.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months Ended February 28, 2011 (Unaudited)	3 Months Ended February 29, 2011 (Unaudited)	August 15, 2007 (inception) through February 28, 2011 (Unaudited)

Revenue	$-	$3,842	$75,786

Operating expenses
Accounting	-	2,750	26,770
Automobile reimbursement	-	-	1,255
Bank charges	-	-	135
Consulting	-	-	29,528
Legal	-	-	40,350
Maintenance Supplies	-	1,204	7,540
Management fees	-	2,000	67,000
Meals & entertainment	-	-	1,318
Office	-	(44)	9,753
Stock transfer fees	3,938	-	14,277
Taxes - payroll	-	311	6,239

Total General and administrative expenses	3,938	6,221	204,165

(Loss) before other expenses	(3,938)	(2,379)	(128,379)

Other expenses - interest	(1,050)	(5,873)	(23,847)

Net Income (Loss)	$(4,988)	$(8,252)	$(152,226)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,225,200	22,225,200	22,225,200

See Accompanying Notes To These Unaudited Financial Statements.

TRANSIT MANAGEMENT HOLDING CORP.
 (A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 21,000,000 shares
for services val. at $21,000 or $.001 per share	21,000,000	21,000		-	21,000

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,028,000
shares of par value $.001 common stock
for services valued at $1,028 or $.001 per share	1,028,000	1,028	-		1,028

October 19, 2007 issued 10,200
shares of par value $.001 common stock
for cash of $2,550 as part of a private
placement or $.25 per share.	10,200	10	2,540		2,550

November 27, 2007 issued 154,000
shares of par value $.001 common stock
for cash of $38,650 as part of a private
placement or $.25 per share.	154,000	154	38,346		38,500

Net Income (Loss)	-	-	-	(68,694)	(68,694)

Balance at November 30, 2007	22,225,200	22,225	40,886	(68,694)	(5,583)

Net Income (Loss)	-	-	-	(22,392)	(22,392)

Balance at November 30, 2008	22,225,200	22,225	40,886	(91,086)	(27,975)

Net Income (Loss)	-	-	-	(33,891)	(33,891)

Balance at November 30, 2009	22,225,200	22,225	40,886	(124,977)	(61,866)

Net Income (Loss)	-	-	-	(22,261)	(22,261)

Balance at November 30, 2010	22,225,200	$22,225	$40,886	(147,238)	$(84,127)

Net Income (Loss)	-	-	-	(4,988)	(4,988)

Balance at February 28, 2011 (unaudited)	22,225,200	$22,225	$40,886	$(152,226)	$(89,115)

See Accompanying Notes To These Unaudited Financial Statements.

TRANSIT MANAGEMENT HOLDING CORP.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	3 Months Ended February 28, 2009	3 Months Ended February 29, 2010	August 15, 2007 (inception) through February 28, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	$(4,988)	$(8,252)	$(152,226)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,028
Interest acretion	1,050	5,250	17,300
(Increase) Decrease in accounts receivable	-	6,610	-
Increase (decrease) in accounts payable	3,938	(6,063)	16,719
Increase in payroll taxes payable	-	-	-
Increase (Decrease) in other current liabilities	-	-	12,500
Increase in customer deposits	-	-	-
Increase in interest payable	-	622	6,547

Net cash (used) in operation activities	-	(1,833)	(77,132)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	41,083
Notes payable	-	5,250	36,250

Net cash provided from financing activities	-	5,250	77,333

Net increase in cash	-	3,417	201
Cash at beginning of period	201	730	-
Cash at end of period	$201	$4,147	$201

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$22,028
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

TRANSIT MANAGEMENT HOLDING CORP.
Notes To Unaudited Financial Statements
For The Three Month Interim Period Ended February 28, 2011

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended February 28, 2011 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interim period ended February 28, 2011 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2011.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-KSB for the year ended November 30, 2010 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Results of Operations

The following discussion involves our results of operations for the three months ending February 28, 2011, for the three months ending February 28, 2010  and the period from inception through February 28, 2011.

For the three months ended February 28, 2011, we had total revenues of $-0-. For the three months ended February 28, 2010, we had total revenues of $3,842. From inception through February 28, 2011, we had total revenues of $75,786.

Our operating expenses consisted primarily of general and administrative expenses. General and administrative expenses for the three months ended February 28, 2011 were $3,938. General and administrative expenses for the three months ended February 28, 2010 were $6,221.  General and administrative expenses were $204,165 for the period from inception through February 28, 2011. The major components of these general and administrative expenses were payments to consultants, professional fees, and maintenance supplies. While our general and administrative expenses will continue to be our largest expense item, we have brought this expense in line with our revenues for the three months ending February 28, 2011  and we believe that in the coming fiscal year we can control this expense as we reduce payments to consultants and professional fees.

We had a net loss of $4,988 for the three months ended February 28, 2011. We had a net loss of $8,252 for the three months ended February 28, 2010. We had a net loss of $152,226 for the period from inception through February 28, 2011.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could continue to be profitable for the remainder of the fiscal year.

Liquidity and Capital Resources

As of February 28, 2011, we had cash or cash equivalents of $201. As of February 28, 2010, we had cash or cash equivalents of $4,147.

Net  cash used in operating activities was $-0-  for the three months ended February 28, 2011.  Net cash used in operating activities was $1,833 for the three months ended February 28, 2010. Net cash used in operating activities was $77,132 for the period from inception through February 28, 2011. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for all relevant periods.

Cash flows provided by financing activities were $-0-for the three months ended February 28, 2011. Cash flows provided by financing activities were $5,250 for the three months ended February 28, 2010. Cash flows provided from financing activities was $77,333 for the period from inception through February 28, 2011. All cash flows were related to our recent securities sales activity and to loans.

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

Our plan for the twelve months ending December 31, 2011 is to operate at a profit or at break even. We are currently in operation and have been since our inception. We have only been profitable for the three months ended February 29, 2008.

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

Not applicable.

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

We were formed as a Colorado business entity on August 15, 2007. At the present time, we have a limited history of operations. We were profitable in the first three months of fiscal year 2008. However, there can be no guarantee that we will ever be profitable in the future. From our inception on August 15, 2007 through February 28, 2011, we generated $75,786 in revenue. We had a net loss of $152,226 for this period. For the three months ended February 28, 2011, we generated $-0- revenue. We had a net loss of $4,988 for this period.  At February 28, 2011 we had a negative stockholders’ equity of $89,115.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

(b)   The Company filed no reports on Form 8-K during the three months ended February 28, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transit Management Holding Corp.

	By:	/s/ Chris Zueger
Chris Zueger
Date: April 20, 2011		Chief Executive Officer Chief Financial Officer