Form 10-Q
period 2011-06-30
China Green Lighting Ltd
filed 2011-08-22
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-52235

CHINA GREEN LIGHTING LIMITED
(Exact name of small business issuer as specified in its charter)

Colorado	26-0812035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
No. 18, Seventh Xinggong Road,
Jiangdong District, Jiangshan City,
Zhejiang, People’s Republic of China
324019

 (Address of principal executive offices)

+86 (570) 435-2001
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 16, 2011, there were  40,202,200  shares of common stock of the issuer outstanding.

CHINA GREEN LIGHTING LIMITED
FORM 10-Q
Quarterly Period Ended June 30, 2011

Part I  Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements

CHINA GREEN LIGHTING LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts Expressed in US Dollar)

	June 30, 2011 Unaudited	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$510,245	$657,572
Restricted cash	309,033	-
Notes receivables	112,025	-
Accounts receivable from unrelated parties, net of allowance for doubtful accounts of $269,142 and $43,134 as of June 30, 2011 and December 31, 2010, respectively	1,616,850	2,730,995
Non trade receivable from an unrelated party	463,550	104,108
Non trade receivable from a related party	-	603,423
Refundable deposit	927,099	-
Prepayments to suppliers – unrelated parties	388,809	121,105
Prepayments to suppliers – a related party	937,511	545,885
Inventories	1,502,748	1,010,633
Prepaid expenses and other current assets	144,639	140,748
Total current assets	6,912,509	5,914,469
Property, plant and equipment - net	1,010,844	1,001,713
Intangible assets - net	266,166	262,923
Total Assets	$8,189,519	$7,179,105
LIABILITIES AND EQUITY
Current Liabilities
Short-term loans	$2,317,747	$1,207,967
Notes payable – a related party	772,583	-
Accounts payable to unrelated parties	2,169,141	3,017,014
Accounts payable to related parties	57,359	-
Advances from customers	237,971	4,784
Income and other taxes payable	531,637	665,475
Accrued expenses and other current liabilities	56,348	134,920
Total current liabilities	6,142,786	5,030,160
Equity
Common stock, ($0.001 par value, Authorized 50,000,000 shares; 40,202,200 shares issued and outstanding June 30,2011; 39,200,000 shares issued and outstanding December 31, 2010)	40,202	39,200
Additional paid-in-capital	1,027,950	343,790
Statutory reserves	172,216	172,216
Retained earnings	671,370	1,507,743
Accumulated other comprehensive income	134,995	85,996
Total Equity	2,046,733	2,148,945
Total Liabilities and Equity	$8,189,519	$7,179,105

See accompanying notes to these condensed consolidated financial statements

CHINA GREEN LIGHTING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts Expressed in US Dollar)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited
Net sales	$1,861,885	$4,804,703	$3,570,228	$6,922,293
Cost of sales	1,571,560	4,462,794	3,031,218	6,260,823
Gross Profit	290,325	341,909	539,010	661,470
Operating expense:
Selling and marketing	21,351	35,918	41,369	77,842
General and administrative	1,150,414	157,640	1,277,759	323,025
Total operating expenses	1,171,765	193,558	1,319,128	400,867
(Loss) income from operations	(881,440)	148,351	(780,118)	260,603
Other income (expenses):
Other income (expenses)	14,680	69,996	11,902	47,451
Interest income	713	535	3,772	859
Interest expense	(37,881)	(14,904)	(54,078)	(32,046)
Total other income (expenses), net	(22,488)	55,627	(38,404)	16,264
(Loss) income before provision for income taxes	(903,928)	203,978	(818,522)	276,867
Income taxes	5,377	30,597	17,851	41,530
Net (loss) income	$(909,305)	$173,381	$(836,373)	$235,337
Other comprehensive income:
Foreign currency translation adjustment	27,087	2,756	48,999	2,820
Comprehensive (loss) income	$(882,218)	$176,137	$(787,374)	$238,157
Net (loss) income per share:
Basic and diluted	$(0.023)	$0.004	$(0.021)	$0.006
Weighted average number of ordinary shares outstanding:
Basic and diluted	39,739,645	39,200,000	39,471,313	39,200,000

See accompanying notes to these condensed consolidated financial statements

CHINA GREEN LIGHTING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(Amounts Expressed in US Dollar)

			Additional			Accumulated other	Total
	Common stock		paid-in-	Statutory	Retained	comprehensive	stockholders'
	Shares	Amount	capital	reserves	earnings	income	equity

BALANCE, January 1, 2011	39,200,000	$39,200	$343,790	$172,216	$1,507,743	$85,996	$2,148,945
Reverse merger transaction:
Elimination of accumulated deficit	-	-	(63,111)	-	-	-	(63,111)
Previously issued TRMH stock	302,200	302	62,809	-	-	-	63,111
Shares issued in merger	700,000	700	(700)	-	-	-	-
Merger cost	-	-	685,162	-	-	-	685,162
Net loss	-	-	-	-	(836,373)	-	(836,373)
Transfer to statutory reserves	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	48,999	48,999
BALANCE, June 30, 2011	40,202,200	$40,202	$1,027,950	$172,216	$671,370	$134,995	$2,046,733

See notes accompanying to these condensed consolidated financial statements

CHINA GREEN LIGHTING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts Expressed in US Dollar)

	Six months ended June 30,
	2011 Unaudited	2010 Unaudited

Cash flows from operating activities:
Net (loss) income	$(836,373)	$235,337
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	67,830	36,545
Bad debt expense	222,976	-
Merger cost	685,162	-
Changes in operating assets and liabilities
Notes receivable	(111,016)	-
Accounts receivable from unrelated parties	944,241	(625,798)
Accounts receivable from related parties	-	803,968
Prepayments to suppliers – unrelated parties	(262,495)	(115,589)
Prepayments to suppliers – a related party	(375,487)	117,392
Inventories	(464,332)	(201,624)
Prepaid expenses and other current assets	(605)	(323,949)
Notes payable – a related party	765,626	-
Accounts payable to unrelated parties	(910,193)	657,173
Accounts payable to a related party	57,359	745,868
Advances from customers	230,976	259,874
Income and other taxes payable	(148,011)	22,512
Accrued expenses and other current liabilities	(80,982)	208,361
Net cash (used in) provided by operating activities	(215,324)	1,820,070

Cash flows from investing activities:
Placement of refundable deposit	(918,752)	-
Purchase of property, plant and equipment	(50,870)	(95,965)
Advance to non-trade receivable	-	(1,100,549)
Repayment of non trade receivable	258,133	-
Net cash used in investing activities	(711,489)	(1,196,514)

Cash flows from financing activities:
Proceeds from short-term loans	2,296,879	-
Repayment of short-term loans	(1,225,002)	-
Increase in restricted cash	(306,251)	-
Net cash provided by financing activities	765,626	-

Effect of exchange rate changes on cash and cash equivalents	13,860	4,387

Net (decrease) increase in cash and cash equivalents	(147,327)	627,943
Cash and cash equivalents, beginning of period	657,572	378,273
Cash and cash equivalents, end of period	$510,245	$1,006,216

Supplemental disclosure of cash flow information:
Cash paid for interest	$54,568	$32,159
Cash paid for income taxes	$90,140	$30,240

See accompanying notes to these condensed consolidated financial statements

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

1.	Company Background

China Green Lighting Limited (the “Company”) (formerly named Transit Management Holding Corp. (“TRMH”)) is incorporated in the State of Colorado. TRMH was a public shell company with no operations. On May 13 2011, (the “Closing Date”), the Company closed a voluntary share exchange transaction (the “Share Exchange”) with China Green Lighting Limited (“CGL”), a company organized under the laws of the British Virgin Islands. The Share Exchange Agreement dated May 13, 2011 (the “Exchange Agreement”) was signed by TRMH, a majority shareholder of TRMH, CGL and the shareholders of CGL. Pursuant to the Exchange Agreement, (i) TRMH acquired 100% of the issued and outstanding capital stock of CGL, in exchange of 39,200 shares of Series “A” Convertible Preferred Stock; and (ii) the former principal stockholders of TRMH surrendered 21,923,000 shares of the Company’s common stock then outstanding in exchange for 700 shares of Series “A” Convertible Preferred Stock, so that immediately prior to the Share Exchange, TRMH had 302,200 shares of common stock issued and outstanding. Each share of Series “A” Convertible Preferred Stock was convertible into 1,000 shares of common stock, $0.001 par value. The Share Exchange resulted in a change in control of TRMH.

On July 8, 2011, the Company’s corporate name was changed to “China Green Lighting Limited”.

The Share Exchange has been accounted for as a reverse acquisition. These transactions are considered to be capital transactions in substance, rather than business combinations. Accordingly, the Share Exchange has been accounted for as a recapitalization and, for accounting purposes, CGL is deemed to be the accounting acquirer (legal acquiree) and TRMH to be the accounting acquiree (legal acquirer). The financial statements before the Share Exchange are those of CGL with results of TRMH being consolidated from the date of the Share Exchange. The equity section and earnings per share of the Company have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded. Costs incurred for the reverse acquisition amounted to $685,162 were paid by an existing stockholder of the Company.  They were expensed and charged to additional paid-in capital as they were incurred on behalf of the Company.

TRMH’s historical accumulated deficit for the period prior to May 13, 2011, in the amount of $63,111, was eliminated against additional paid in capital, and the accompanying consolidated financial statements present the previously issued shares of TRMH’s common stock as having been issued pursuant to the Share Exchange Agreement on May 13, 2011. The shares of common stock of the Company issued to the CGL shareholders in the reverse merger are presented as having been outstanding since the original issuance of the shares.

CGL was incorporated on February 25, 2011 under the laws of the British Virginia Islands as a limited liability company. CGL is a holding company. CGL together with subsidiaries as discussed below is engaged in manufacturing fluorescent lamps for sales in America and Asia markets.

First Green Lighting Limited (“FGL”), wholly-owned by CGL was incorporated on March 9, 2011 under the laws of Hong Kong as limited liability company.  FGL was established to set up a wholly-owned subsidiary in China:  Jiangshan Green world Photoelectricity Consulting Co., Ltd. (“JGP”). JGP was established on May 4, 2011.

Zhejiang Joinan Lighting Co., Ltd. (“ZJL” or “VIE”) was incorporated on December 6, 2006 under the laws of the People’s Republic of China (PRC) as a limited liability company.  ZJL has been engaged in the business of manufacturing and sales of fluorescent lamps since it started its operation in September, 2007.

As discussed below, JGP entered into various agreements with ZJL and/or its shareholders to allow JGP’s effective control over ZJL.

Exclusive Purchase Option Agreement: JGP has the option to purchase all of ZJL’s assets and ownership at any time at nominal value.

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

1.	Company Background (Continued)

Consigned Management Agreement and Exclusive Technology Service Agreement, JGP is appointed as ZJL’s exclusive service provider to provide business support and related consulting services. JGP is to be paid consulting and service fee equal to 100% of the net profits of ZJL.

Loan Agreement and Equity Pledge Agreement, ZJL’s shareholders agreed to pledge their legal interest to JGP as a security for the obligations of ZJL under the exclusive technology services agreement and loan agreement.

Through the above contractual agreements, the Company maintains substantial control over the ZJL’s daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. As the primary beneficiary of ZJL, the Company is entitled to consolidate the financial results of ZJL in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities (collectively, “ASC Topic 810”).

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2010, as well as the Company’s Form 8-K filed with the SEC.

These unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries and variable interest entity. All material inter-company transactions and balances have been eliminated in the consolidation.

The Company has evaluated the relationship with ZJL and based on the result of the evaluation, believes that this entity is a variable interest entity and that they are the primary beneficiary of this entity. Consequently, the Company has included the results of operations of this variable interest entity in the condensed consolidated financial statements. The Company’s relationships with ZJL are governed by a series of contractual arrangements. Under PRC laws, ZJL is an independent legal person.

The accounts of ZJL are consolidated in the accompanying financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities. The Company does not have any non-controlling interests in net income and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the VIE that require consolidation of the Company’s and the VIE’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing its unaudited interim condensed consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates. Significant estimates include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and allowance for doubtful receivables.

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and all highly liquid investments with an original maturity of three months or less .Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents. As of June 30, 2011 and December 31, 2010, almost all of the Company's cash and cash equivalents were denominated in Chinese Renminbi ("RMB") and were placed with banks in the PRC. The convertibility of RMB into other currencies and the remittance of these funds out of the PRC are subject to exchange control restrictions imposed by the PRC government.
onert

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories

Inventories are stated at the lower of cost or the market.  Cost is determined on a weighted average basis. Inventory consists of raw materials, finished goods, and work-in-progress, which includes the cost of direct materials, labor, and manufacturing overhead cost allocation. Market value is determined by reference to selling prices in the ordinary course of business less the estimated costs necessary to make the sale. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets with a 3%-5% estimated residual value.

Estimated useful lives of the Company’s assets are as follows:
Asset	Useful Life
Buildings	20 years
Production equipment	5-10 years
Transportation equipment	3-5 years
Office and testing equipment	3-5 years

Gain or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets include the land use rights.  Land use rights are being amortized using the straight-line method over their lease terms of 50 years.

Valuation of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including plant and equipment and finite life intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, are less than the carrying amount, the Company recognizes an impairment loss in an amount equal to the difference between the carrying value of such assets and fair value. No impairment indicator was noted in the prior years or current period. The Company reports assets for which there is a committed disposition plan, whether through sale or abandonment, at the lower of carrying value or fair value less costs to sell. No such assets were identified in prior years or the current period.

Revenue Recognition

The Company mainly manufactures to sales orders, and its products are sold in markets in and outside China. Sales orders received in China may also be further resold by Chinese foreign trade companies to markets outside China. The Company may also provide production processing service whereas the only difference with other production service is that the raw materials are provided by customers. Under those circumstances, the Company evaluates and determines whether sales have been made to those Chinese foreign trade intermediaries or those production processing service customers, and whether the customers are acting as principal or agent according to ASC605-45 “Principal Agent consideration”.

The Company recognizes revenue when the consideration to be received is fixed or determinable, products are delivered based on the terms of sales contracts, and collectability is ensured, in compliance with ASC 605-10, “Revenue Recognition”.

Sales to markets outside China are usually on FOB terms shipped from a nearby seaport in Eastern China.  The Company recognizes revenue from these international sales as goods are shipped and clear review by the customs department of the Chinese government. Sales in China are delivered at customer designated locations in China.  The Company recognizes revenue from these local sales when the title to products passes to customers.  Title to the products passes to customers when the products are delivered and accepted by the customers.

The Company is not obligated for any repurchase or return of the goods unless there is a quality issue with the products, which has not been shown historically as an issue.

The Company presents all sales revenue net of a value-added tax (“VAT”). The Company’s products sold in China are generally subject to a Chinese VAT of 17% of the sales price. The VAT payable may be offset by VAT paid by the Company on purchased raw materials and other materials included in producing the finished products.

Shipping and Handling Costs

Shipping and handling costs were charged to expense when incurred.  Shipping and handling costs are included in selling expenses in the unaudited condensed consolidated statements of income and comprehensive income and amounted to $29,213 and $63,572 for the six months ended June 30, 2011 and 2010, and $13,818 and $27,117 for the three months ended June 30, 2011 and 2010, respectively.

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

Advertising and promotion costs were charged to expense when incurred.  Advertising and promotion costs are included in selling expenses in the unaudited condensed consolidated statements of income and comprehensive income and amounted to $9,224 and $301 for the six months ended June 30, 2011 and 2010, and $5,441 and $Nil for the three months ended June 30, 2011 and 2010, respectively.

Research and Development Expenses (R&D)

Research and development expenses include salaries for R&D staff, consultant fees, supplies and materials, as well as other overhead such as depreciation, facilities, utilities, and other R&D related expenses. The Company expenses costs for the development of new products and substantial enhancements to existing products as incurred.

Research and development costs recorded in general and administrative expenses were $126,566 and $115,831 for the six months ended June 30, 2011 and 2010, and $93,212 and $59,277 for the three months ended June 30, 2011 and 2010, respectively. No research and development expenses were capitalized during the six months ended June 30, 2011 and 2010. The Company does not pass along research and development expenses directly or indirectly to customers.

Foreign Currency Translation

The Company uses the United States dollar (“USD”) as its reporting currency. The functional currency of CGL and FGL is the USD, and the functional currency of FGL’s subsidiaries and VIE in China is the Renminbi (“RMB”). The Company converts their assets and liabilities using the exchange rate on the balance sheet date; and their revenues and expenses using a weighted average exchange rate for the reporting period.  The Company reflects translation adjustments as “accumulated other comprehensive income (loss)” in stockholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions in a currency other than the functional currency are recognized as foreign currency transaction gain or loss, included in general and administrative expenses in the result of operations as incurred.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	June 30, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB6.4718	US$1=RMB6.6227

	Three months ended June 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB6.4855	US$1=RMB6.8148

	Six months ended June 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB6.5306	US$1=RMB6.8208

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740. ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of ASC740-10-25-5 through 740-10-25-7 and 740-10-25-3 which became effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Earnings per Share

The Company reports earnings per share in accordance with provisions of FASB ASC Topic 260, “Earnings Per Share”. FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilutive effects of convertible securities (using the as-if converted method), and options and warrants and their equivalents (using treasury stock method).

All per share data including earnings per share has been retroactively restated to reflect the reverse acquisition consummated on May 13,  2011, whereby the 39,200,000 shares of common stock issued by TRMH (nominal acquirer) to the Company’s shareholder (nominal acquiree) are deemed to be the number of shares outstanding for the periods prior to the reverse acquisition. For periods after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during those periods.

There were no dilutive instruments outstanding during the periods ended June 30, 2011 and 2010.

The following table is a reconciliation of the net (loss) income and the weighted average shares used in the computation of basic and diluted (loss) earnings per share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income attributable to China Green Lighting Limited stockholders for the period – basic and diluted	$(909,305)	$173,381	$(836,373)	$235,337
Weighted average common stock outstanding	39,739,645	39,200,000	39,471,313	39,200,000
Net (loss) income – basic and diluted	$(0.023)	$0.004	$(0.021)	$0.006

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Comprehensive Income

FASB ASC Topic 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the condensed consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from foreign currency translation adjustments.

Fair Value Measurements

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debts.

 As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowing approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective reporting periods.

ASC Topic 820, Fair Value Measurement and Discloses, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantages market for the asset or liability in an orderly transaction between markets participants on the measurements date. The topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1— Quoted prices is active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an assets or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term bank loans approximate fair values due to their short maturities. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010.

Segments

The Company identifies segments by reference to its internal organization structure and the factors that management uses to make operating decisions and assess performance.

The Company has only one business segment, which is manufacturing of fluorescent lamps for sale in America and Asia markets.

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption within those annual periods. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 - Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 -Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity he presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on previously reported financial position, results of operations or cash flows.

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

3.	Restricted Cash

Restricted cash as of June 30, 2011 represented the Company's bank deposits held as collateral for the Company's credit facilities.

4.	Notes Receivable

Notes receivable arose from sale of goods and represented commercial notes issued by customers’ banks to the Company that were guaranteed by the customers’ bank.  Notes receivable are interest-free with maturity dates of 3 to 6 months from date of issuance.

5.	Accounts Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross accounts receivable and allowance for doubtful debts as at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Accounts receivable, gross	$1,885,992	$2,774,129
Less: allowance for doubtful debts	269,142	43,134

Accounts receivable, net	$1,616,850	$2,730,995

6.	Non-trade Receivable From an Unrelated Party

In December 2010, ZJL lent an amount of RMB3,000,000 (equivalent to $463,550), for a period from December 8, 2010 to December 1, 2011 and bearing floating interest at the prime rate of China Construction Bank Zhejiang Province Branch, to a related party of a 32% equity owner of ZJL.  Since the 32% equity owner of ZJL transferred all her interests in ZJL during 2011, the balance, which was classified as non-trade receivable from a related party at December 31, 2010, was classified as non-trade receivable from an unrelated party at June 30, 2011.

ZJL at the same time obtained a short-term bank loan of RMB3,000,000 (equivalent to $463,550) from a commercial bank which was secured by a real estate property of that related party (see note 12).

Non-trade receivable from an unrelated party of $104,108 at December 31, 2010 was interest free and unsecured.  The amount was fully repaid in 2011.

7.	Non-trade Receivable From a Related Party

	Note	June 30, 2011	December 31, 2010

A related party of a former 32% equity owner of ZJL	6	$-	$603,423

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

8.	Refundable Deposit

In the second quarter of 2011, the Company’s variable interest entity, ZJL, paid a refundable deposit of RMB6,000,000 (equivalent to $927,099) to a third party who helped identify potential targets for a business combination. As of June 30, 2011, a potential target was identified and through the assistance of that third party, ZJL was in the process of negotiating an agreement with the target. The Company expects that the deposit will be refunded within the next 12 months.

9.	Inventories

Inventories consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$664,878	$408,215
Work-in-progress	55,035	86,113
Finished goods	772,203	516,305
Low value consumables	10,632	-

Totals	$1,502,748	$1,010,633

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of June 30, 2011 and December 31, 2010, the Company determined that no reserves were necessary.

10.	Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2011	2010

Buildings	$616,452	$602,406
Production equipment	498,278	453,246
Transportation equipment	145,096	141,790
Office and testing equipment	103,406	84,565

Total property plant and equipment	1,363,232	1,282,007
Less: accumulated depreciation	(352,388)	(280,294)

Property, plant and equipment, net	$1,010,844	$1,001,713

The depreciation expense for the six months ended June 30, 2011 and 2010 amounted to $64,968 and $33,803, and $33,510 and $30,368 for the three months ended June 30, 2011 and 2010, respectively.

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

11.	Intangible Assets, net

The Company has recorded as intangible assets the lump sum payments paid to acquire long-term interests to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use rights were $2,862 and $2,742 for the six months ended June 30, 2011 and 2010, and $1,441 and $1,371 for the three months ended June 30, 2011 and 2010, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter is $5,724 per annum.

12.	Short-term Loans

Short-term bank loans consisted of the following:
	June 30,	December 31,
	2011	2010

Bank loan of RMB3,000,000 granted by China Construction Bank, Jiangshan Branch with an interest rate of 6.67% p.a., secured by a real estate property belonging to a related party of a former equity owner of ZJL (note 6) and maturing on December 1, 2011	$463,550	$452,987

Bank loan of RMB5,000,000 granted by China Construction Bank, Jiangshan Branch with an interest rate of 7.26% p.a., guaranteed by a related party “Zhejiang Lisheng Electronic Technology Company Limited” and maturing on May 8, 2012	772,582	-

Bank loan of RMB7,000,000 granted by China Construction Bank, Jiangshan Branch with an interest rate of 6.42% p.a., guaranteed by Mr. Zhu Jiangtu, the Chairman of the board of directors of the Company, secured by ZJL’s land use rights and buildings and an undertaking from ZJL to maintain a liability to asset ratio of not more than 65% (note). The loan is maturing on April 1, 2012	1,081,615	-

Bank loan of RMB5,000,000 granted by China Construction Bank, Jiangshan Branch with an interest rate of 5.84% p.a., and matured on May 24, 2011	-	754,980

	$2,317,747	$1,207,967

Note: As of June 30, 2011, ZJL’s liability to asset ratio was higher than 65% and the Company has informed the bank about this situation.  The bank has agreed to loosen the ratio requirements.

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

12.	Short-term Loans (Continued)

The carrying values of land use rights and buildings being pledged to the bank as of June 30, 2011 were $266,166 and $536,184, respectively.

13.	Notes Payable

Notes payable arose from purchase of goods and represented commercial notes issued by the Company’s banks to suppliers that were guaranteed by the Company’s banks.  Notes payable are interest-free with maturity dates of six months from date of issuance.  The Company placed a restricted bank balance of $309,033 to secure against the bank acceptance services.

14.	Income and Other Taxes Payable

	June 30,	December 31,
	2011	2010

Value added tax	$284,887	$345,351
Income tax	243,515	313,070
Others	3,235	7,054

	$531,637	$665,475

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

15.	Income Taxes

The Company is subject to income taxes on entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

No provision for other overseas taxes is made as neither the Company, CGL or FGL has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

According to China’s New Unified Enterprise Income Tax Law (“New EIT Law”), both domestic and foreign invested enterprises in China are subject to a unified enterprise income tax rate is 25%.

JGP and ZJL, being enterprises established in the PRC, are generally subject to PRC enterprise income tax (“EIT”).  On July 30, 2010, ZJL was recognized as a high-tech company for a period of 3 years and is then subject to an EIT rate of 15% up to fiscal 2012.

The Company’s income tax expense consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Current:
PRC	$5,377	$30,597	$17,851	$41,530

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

15.	Income Taxes (Continued)

Income tax reconciliation for the three and six months ended June 30, 2011 and 2010 are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Pre-tax (loss) income	$(903,928)	$203,978	$(818,522)	$276,867

United States federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	(307,336)	69,352	(278,297)	94,134
Reconciling items:
Rate differential for earnings	22,124	(18,357)	14,501	(24,917)
Impact of tax holiday of ZJL	18,868	(20,398)	10,397	(27,687)
Non-deductible bad debt expense	33,680	-	33,445	-
Non-deductible merger costs	233,192	-	232,955	-
Other non-deductible expenses	4,849	-	4,850	-

	$5,377	$30,597	$17,851	$41,530

As of June 30, 2011 and December 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increase or decrease of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended June 30, 2011 and 2010 and no provision for interest and penalties is deemed necessary as of June 30, 2011 and December 31, 2010.

According to the PRC Tax Administration and Collection Law, the statute of limitation is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

16.	Capital

a)	Common stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. The Company had 22,225,200 shares of common stock outstanding prior to the Share Exchange with CGL, and as described in Note 1, and issued 39,200 shares of Series A Preferred Stock to the shareholders of CGL in connection with the Share Exchange.  Each share of the Series A Preferred Stock issued was converted to 1,000 shares of common stock.   Also in connection with the Share Exchange, the existing shareholders of the Company prior to the Share Exchange surrendered 21,923,000 shares of common stock in exchange for 700 shares of Series A Preferred Stock.  For accounting purposes, the 39,200,000 shares issued to the shareholders of CGL (after conversion of Series A Preferred Stock) are assumed to be outstanding on 1 January 2010 and the 1,002,200 shares held by the existing shareholders of the Company, after surrender of 21,923,000 shares and prior to the Share Exchange on May 13, 2011 are assumed to have been issued on that date in exchange for the net assets of the Company.

As of June 30, 2011, a total of 40,202,200 shares of common stock were issued and outstanding.

b)	Preferred Stock

  The Articles of Incorporation of the Company provides for 1,000,000 shares of $0.10 par value preferred stock. The Board of Directors can designate such classes and preferences of the preferred stock as determined by the Board of Directors from time to time.  On May 12, 2011, Articles of Amendment were filed including a Certificate of Designation creating a class of preferred stock.  The shares of such series shall be designated as the “Series A Convertible Preferred Stock” (the “Preferred Stock”) and the number of shares initially constituting such series shall be up to Thirty Nine-Thousand Nine Hundred (39,900) shares. The holders of Series A Convertible Preferred Stock shall not be entitled to any liquidation preference, shall automatically convert to shares of common stock at a rate of 1,000 shares of common stock for each share of Series A Convertible Preferred stock upon the effectiveness of a proposed 1 for 3 reverse stock split, shall not be entitled to any dividends, shall have the same voting rights as common stock, and shall not be entitled to any pre-emptive rights.  As of June 30, 2011, no Series A Convertible Preferred Stock was outstanding.

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

17.	Commitments and Contingencies

Operating Leases

As of June 30, 2011, the Company had commitments under certain operating leases requiring annual minimum rentals as follows:

Remainder of fiscal year ending December 31, 2011	$1,989
2012	151
Total	$2,140

 The leased properties are principally located in the PRC and are used for employee dormitory purposes. The terms of these operating leases vary from one to two years. Pursuant to the contracts, when they expire, the Company has the right to extend them with new negotiated prices. Rental expenses were $3,308 and $3,375 for the six months ended June 30, 2011 and 2010, respectively. Rental expenses were $1,665 and $1,585 for the three months ended June 30, 2011 and 2010, respectively.

18.	Certain Risks and Concentration

Cash includes cash on hand and demand deposits in accounts maintained with banks located in the PRC. Total cash in these banks at June 30, 2011 and December 31, 2010 amounted to $508,992 and $657,572, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s substantial operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Four customers represented approximately 30%, 28%, 20% and 10% of the Company’s revenue for the six months ended June 30, 2011, and two customers represented approximately 56% and 41% of the Company’s revenue for the six months ended June 30, 2010. There was no other customer who accounted for more than 10% of the Company’s net revenues for the six months ended June 30, 2011 or 2010.

  Four customers represented approximately 31%, 20%, 20% and 13% of the Company’s revenue for the three months ended June 30, 2011, and two customers represented approximately 39% and 36% of the Company’s revenue for the three months ended June 30, 2010. There was no other customer who accounted for more than 10% of the Company’s net revenues for the three months ended June 30, 2011 or 2010.

Individual customer amounts receivable consisted of 10% or more of total accounts receivable as of June 30, 2011 and December 31, 2010 were as follows:

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Percentage of accounts receivable as of
	June 30, 2011	December 31, 2010

Customer A	26%	*
Customer B	19%	38%
Customer C	19%	20%
Customer D	19%	*
Customer E	*	13%

* Less than 10%

19.	Related Party Transactions

Purchases from Zhejiang Lisheng Electronic Technology Company Limited accounted for 15% and 27% of the total purchase that the Company made in the six months ended June 30, 2011 and 2010, respectively. Purchases from this supplier accounted for 19% and  37% of the total purchases that the Company made in the three months ended June 30, 2011 and 2010, respectively.  The controlling stockholder of Zhejiang Lisheng Electronic Technology Company Limited is Mr. Zhu Jiangtu, the Chairman of the board of directors of the Company.  Prepayments to this supplier were $937,511 and $545,885 as at June 30, 2011 and December 31, 2010, respectively.

As at June 30, 2011 and December 31, 2010, the Company had non trade receivable from a related party (note 7), accounts payable to related parties of $57,359 and $Nil, respectively, and notes payable to a related party of $772,583 and $Nil, respectively.

As at June 30, 2011 and December 31, 2010, certain of the Company’s bank loans were guaranteed by   Zhejiang Lisheng Electronic Technology Company Limited and Mr. Zhu Jiangtu (note 12).

20.	Social Security Plan

According to the prevailing laws and regulations of the PRC, the Company’s subsidiary and VIE in the PRC are required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, they do not need to provide all employees with such social insurances, and have not paid the social insurances for all employees.

In the event that any current or former employee files a complaint with the PRC government, the Company's subsidiary and VIE may be subject to making up the social insurances as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

21.	Statutory Reserves

The law and regulations of the People’s Republic of China provide that before a Chinese enterprise distributes profits to its shareholders, it must first satisfy all tax liabilities, provide for losses in previous years, and make appropriation, in proportions determined at the discretion of the board of directors, to the statutory reserves. The statutory reserves include the surplus reserve fund and the collective welfare fund.

The Company’s subsidiary and VIE in China are required to transfer 10% of their net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the their respective registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. This reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into capital as capital injection by the existing shareholders in proportion to their equity holding, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

CHINA GREEN LIGHTING LIMTIED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

22.	Segment Information

The Company has only one business segment, which is manufacturing of fluorescent lamps for sale in America and Asia markets.

The Company's sales by geographic destination are analyzed as follows:-

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

PRC	$1,461,665	$2,142,579	$2,403,460	$3,220,667
Outside PRC:-
America	370,231	2,662,124	1,062,245	3,701,626
Europe	-	-	35,253	-
Other Asian countries	29,989	-	69,270	-

Total sales	$1,861,885	$4,804,703	$3,570,228	$6,922,293

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of the Quarterly Report. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

The Company is a Colorado holding company whose subsidiaries and variable interest entity are engaged in the manufacture and sale of lighting devices, inverters and their component.  The Company’s variable interest entity (“VIE”), Zhejiang Joinan Lighting Co. Ltd. (“ZJL”) specializes in lighting electrical appliances in Jiangshan City, Zhejiang Province, PRC.  In the six months ended June 30, 2011 and 2010, respectively, ZJL has sold its products to customers primarily in China and America.

Our management’s discussion and analysis of our financial condition and results of operations are only based on ZJL’s current business and operations.  Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth key components of our unaudited results of operations for the periods indicated.
All amounts, other than percentages, are in U.S. dollars (US$)

	Three months ended			Percentage
	June 30,	June 30,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Net sales	$1,861,885	$4,804,703	$(2,942,818)	(61.25)%
Cost of sales	1,571,560	4,462,794	(2,891,234)	(64.79)%
Gross profit	290,325	341,909	(51,584)	(15.09)%
General, selling &
Administrative expense	1,171,765	193,558	978,207	505.38%
(Loss) income from operations	(881,440)	148,351	(1,029,791)	(694.16)%
Other income	14,680	69,996	(55,316)	(79.03)%
Interest expense, net	(37,168)	(14,369)	(22,799)	(158.66)%
(Loss) income before income taxes	(903,928)	203,978	(1,107,906)	(543.15)%
Income taxes	5,377	30,597	(25,220)	(82.43)%
Net (loss) income	$(909,305)	$173,381	$(1,082,686)	(624.45)%

Sales

The Company’s sales for the three months ended June 30, 2011 totaled US$1,861,885, a decrease of 61.25% from US$4,804,703 for the three months ended June 30, 2010. This decrease in sales was primarily due to a reduction in sales volume, although we increased our unit selling price in 2011.  The Company determined to make fewer sales to those customers with lower margins and therefore total gross sales value for the three months ended June 30, 2011 decreased. Also, the cost of one of our major raw materials, phosphor, increased sharply in the first half of the year, which deterred many customers from placing orders with us. The market price of phosphor seems to be stabilizing and the Company expects that sales in the third quarter will improve.

Cost of Sales

Cost of sales for the three months ended June 30, 2011 were US$1,571,560, a decrease of 64.79% from US$4,462,794 for the three months ended June 30, 2010. This decrease was primarily due to the decrease in sales.

Gross Profit

Gross profit for the three months ended June 30, 2011 was US$290,325, a decrease of 15.09% from US$341,909 for the three months ended June 30, 2010. This decrease in gross profit was primarily due to the decrease in sales.  The gross profit percentage increased from about 7.1% for the three months ended June 30, 2010 to about 15.6% for the three months ended June 30, 2011. This increase was primarily due to the increase in selling price and our decision to sell fewer products to customers with low profit margins in 2011.

Selling, General and Administrative Expense

The Company’s selling, general and administrative expense for the three months ended June 30, 2011 was US$1,171,765, an increase of 505.38% from US$193,558 for the three months ended June 30, 2010. This increase was primarily due to reverse merger costs of US$685,162 and a bad debt expense of US$224,526 on a long outstanding receivable balance. The Company also spent more on research and development activities.  Research and development costs for the three months ended June 30, 2011 and 2010 were about $93,000 and $59,000, respectively.

Net (Loss) Income

Net loss for the three months ended June 30, 2011 was US$909,305, compared to net income of US$173,381 for the three months ended June 30, 2010. The decrease in net income was primarily due to reverse merger costs of US$685,162, a bad debt expense of US$224,526 and the decrease in sales.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six months ended			Percentage
	June 30,	June 30,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Net sales	$3,570,228	$6,922,293	$(3,352,065)	(48.42)%
Cost of sales	3,031,218	6,260,823	(3,229,605)	(51.58)%
Gross profit	539,010	661,470	(122,460)	(18.51)%
General, selling & administrative expense	1,319,128	400,867	918,261	229.07%
(Loss) income from operations	(780,118)	260,603	(1,040,721)	(399.35)%
Other income	11,902	47,451	(35,549)	(74.92)%
Interest expense, net	(50,306)	(31,187)	(19,119)	(61.3)%
(Loss) income before income taxes	(818,522)	276,867	(1,095,389)	(395.64)%
Income taxes	17,851	41,530	(23,679)	(57.02)%
Net (loss) income	$(836,373)	$235,337	$(1,071,710)	(455.39)%

Sales

The Company’s sales for the six months ended June 30, 2011 totaled US$3,570,228, a decrease of 48.42% from US$6,922,293 for the six months ended June 30, 2010. This decrease in sales was primarily due to a reduction in sales volume, although we increased our unit selling price in 2011.  The Company determined to make fewer sales to those customers with lower margins and therefore total gross sales value for the six months ended June 30, 2011 decreased. Also, the cost of one of our major raw material, phosphor, increased sharply in the first half of the year, which deterred many customers from placing orders with us. The market price of phosphor seems to be stabilizing and the Company expects that sales in the third quarter will improve.

Cost of Sales

Cost of sales for the six months ended June 30, 2011 totaled US$3,031,218, a decrease of 51.58% from US$6,260,823 for the six months ended June 30, 2010. This decrease was primarily due to the decrease in sales.

Gross Profit

Gross profit for the six months ended June 30, 2011 totaled US$539,010, a decrease of 18.51% from US$661,470 for the six months ended June 30, 2010. The gross profit percentage increased from about 9.6% for the six months ended June 30, 2010 to about 15.1% for the six months ended June 30, 2011. This increase was primarily due to the increase in selling price and our decision to sell fewer products to customers with low profit margins.

Selling, General and Administrative Expense

The Company’s selling, general and administrative expense for the six months ended June 30, 2011 totaled US$1,319,128, an increase of 229.07% from US$400,867 for the six months ended June 30, 2010. This increase was primarily due to the reverse merger costs of US$685,162 and a bad debt expense of US$222,976 on a long outstanding receivable balance.

Net (Loss) Income

Net loss for the six months ended June 30, 2011 was US$836,373, compared to net income of US$235,337 for the six months ended June 30, 2010. The decrease in net income was primarily due to reverse merger costs of US$685,162, a bad debt expense of US$222,976 and the decrease in sales.

Liquidity and Capital Resources

Overview

As of June 30, 2011, cash and cash equivalent were $510,245 as compared to $657,572 as of December 31, 2010. The components of this decrease of $147,327 are reflected below.

Cash flows

All amounts in U.S. dollars
	Six months ended June 30,
	2011	2010
Net cash (used in) provided by operating activities	$(215,324)	$1,820,070
Net cash used in investing activities	(711,489)	(1,196,514)
Net cash provided by financing activities	765,626	-
Effect of exchange rate changes on cash and cash equivalents	13,860	4,387
Net (decrease) increase in cash and cash equivalents	(147,327)	627,943
Cash and cash equivalents, beginning of period	657,572	378,273

Cash and cash equivalents, end of period	$510,245	$1,006,216

Net cash (used in) provided by operating activities

Net cash used in operating activities for the six months ended June 30, 2011 was US$215,324, compared to net cash provided by operating activities of US$1,820,070 for the six months ended June 30, 2010. This was primarily attributable cash outflows from an increase in prepayments to suppliers of US$637,982, increase in inventories of US$464,332 and a decrease in accounts payable of US$852,834 offset by cash inflows from a decrease in accounts receivable of US$944,241 and an increase in notes payable of US$765,626.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2011 was US$711,489, compared to net cash used in investing activities of US$1,196,514 for the six months ended June 30, 2010. This primarily comprised of placement of a refundable deposit of US$918,752 offset by repayment of non-trade receivable of US$258,133.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2011 was US$765,626.  There were no cash flows from financing activities for the six months ended June 30, 2010.  During the six months ended June 30, 2011, the Company repaid bank loans of US$1.2 million, obtained new bank loans of US$2.3 million and placed a restricted deposit of US$0.3 million for bank acceptance services.

Critical Accounting Policies

See “Note. 2 Summary of Significant Accounting Polices” in “Item 1Unaudited Condensed Financial Statements” herein for a discussion of the critical accounting policies and estimates adopted in this Quarterly Report on Form 10-Q.

Off-balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of June 30, 2011.

Tabular Disclosures of Contractual Obligations

As of June 30, 2011, the Company had commitments under certain operating leases requiring annual minimum rentals as follows:

Remainder of fiscal year ending December 31, 2011	$1,989
2012	151
Total	$2,140

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As required by Rule 13a-15(e)and 15d-15(e)under the Securities Exchange Act, the Company’s management has carried out an evaluation, with the participation and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2011. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2011 as a result of continuing material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, the specific material weaknesses identified by the Company’s management were described as follows:

●
The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management determined that the number and nature of these significant deficiencies, when aggregated, constituted a material weakness.

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

●	The Company currently does not have an audit committee.

Remediation Initiative

Due to limited resources available in the region, we were unable to hire qualified personnel to establish sufficient internal audit functions and an audit committee before the end of the second quarter of 2011. Our management team is working on improving our internal control procedures and will try to recruit more qualified professionals in the near future.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2011 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have not been any material changes to the Company’s risk factors from Amendment No. 4 to our Current Report on Form 8-K/A on August 8, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2011, 39,900 shares of the Company’s Series A Convertible Preferred Stock held by four holders were automatically converted into 39,900,000 shares of Company’s common stock in accordance with the Amended & Restated Statement as to the Preferences and Rights of Series A Convertible Preferred Stock as filed and accepted with the Colorado Secretary of State on July 7, 2011.  The shares of common stock issued in the conversion to the four holders of Series A Convertible Preferred Stock were issued without any investment decision required of the holders and thus did not constitute a “sale” within the meaning of the Securities Act.  Further, since the shares of common stock were issued solely pursuant to the terms of conversion of the Series A Convertible Preferred Stock and no commission or other remuneration was paid or given directly or indirectly for soliciting the conversion, the common shares were issued pursuant to and in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report by reference:

Number	Description
2.1	Share Exchange Agreement, dated May 13, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 16, 2011)
3.1(a)	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed February 1, 2008)
3.1(b)	Articles of Amendment (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 16, 2011)
3.1(c)	Articles of Amendment - Series A Convertible Preferred Stock (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 8, 2011)
3.2	Bylaws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed February 1, 2008)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive data files pursuant to Rule 405 of Regulation S-T.**

* Filed Herewith.
**To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN LIGHTING LIMITED
(Registrant)

Date: August 22, 2011	By:	/s/ Liu Chuanling
Liu Chuanling, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Hao Dongyang
Hao Dongyang, Chief Financial Officer
(Principal Financial and Accounting Officer)