Form 10-Q/A
period 2011-06-30
China Green Lighting Ltd
filed 2011-08-23
CIK 1421378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________

Commission File Number:   000-53106

CHINA GREEN LIGHTING LIMITED
(Name of registrant as specified in its charter)

Colorado	26-0812035
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

No. 18, Seventh Xinggong Road, Jiangdong District, Jiangshan City, Zhejiang, People’s Republic of China	324019
(Address of Principal Executive Offices)	(Zip Code)
+86 (570) 435-2001
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).
YES ☐	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2011
Common stock, $.001 par value	40,202,200

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to China Green Lighting Limited’s quarterly report of Form 10–Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Item 6.  Exhibits.

The following exhibits are included as part of this report by reference:

Number	Description
2.1	Share Exchange Agreement, dated May 13, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 16, 2011)
3.1(a)	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed February 1, 2008)
3.1(b)	Articles of Amendment (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 16, 2011)
3.1(c)	Articles of Amendment - Series A Convertible Preferred Stock (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 8, 2011)
3.2	Bylaws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed February 1, 2008)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN LIGHTING LIMITED (Registrant)
Date: August 23, 2011	By:	/s/ Liu Chuanling
Liu Chuanling, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Hao Dongyang
Hao Dongyang, Chief Financial Officer (Principal Financial and Accounting Officer)