Form 10-Q
period 2011-09-30
China Green Lighting Ltd
filed 2011-11-15
CIK 1421378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-53106

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 10, 2011, there were 40,202,200 shares of common stock of the issuer outstanding.

CHINA GREEN LIGHTING LIMITED
FORM 10-Q
Quarterly Period Ended September 30, 2011

Part I Financial Information
Item 1. Financial Statements

CHINA GREEN LIGHTING LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$240,500	$657,572
Restricted cash	21,950	-
Accounts receivable from unrelated parties, net of allowance for doubtful accounts of $581,998 and $43,134 as of September 30, 2011 and December 31, 2010, respectively	1,530,236	2,730,995
Non trade receivable from an unrelated party	470,367	104,108
Non trade receivable from a related party	-	603,423
Refundable deposit	239,178	-
Prepayments to suppliers – unrelated parties	151,450	121,105
Prepayments to suppliers – a related party	590,970	545,885
Inventories	2,517,317	1,010,633
Other tax receivable	9,628	-
Prepaid expenses and other receivables	78,553	140,748
Total current assets	5,850,149	5,914,469
Property, plant and equipment - net	1,001,721	1,001,713
Intangible assets - net	268,616	262,923
Total Assets	$7,120,486	$7,179,105
LIABILITIES AND EQUITY
Current Liabilities
Short-term loans	$2,351,834	$1,207,967
Accounts payable to unrelated parties	3,309,531	3,017,014
Accounts payable to related parties	57,661	-
Advances from customers	112,558	4,784
Income and other taxes payable	277,048	665,475
Accrued expenses and other current liabilities	58,691	134,920
Total current liabilities	6,167,323	5,030,160
Equity
Common stock ($0.001 par value, Authorized 50,000,000 shares; 40,202,200 shares issued and outstanding September 30, 2011; 39,200,000 shares issued and outstanding December 31, 2010)	40,202	39,200
Additional paid-in-capital	342,788	343,790
Statutory reserves	172,216	172,216
Retained earnings	254,803	1,507,743
Accumulated other comprehensive income	143,154	85,996
Total Equity	953,163	2,148,945
Total Liabilities and Equity	$7,120,486	$7,179,105

See accompanying notes to these condensed consolidated financial statements

CHINA GREEN LIGHTING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$2,948,935	$3,218,034	$6,165,270	$10,098,841
Cost of sales	(2,660,637)	(2,442,782)	(5,406,098)	(8,697,989)
Gross Profit	288,298	775,252	759,172	1,400,852
Operating expenses:
Selling and marketing	(15,336)	(29,097)	(56,725)	(106,877)
General and administrative	(666,193)	(139,985)	(1,939,261)	(462,643)
Total operating expenses	(681,529)	(169,082)	(1,995,986)	(569,520)
(Loss) income from operations	(393,231)	606,170	(1,236,814)	831,332
Other income (expenses):
Other income	69,281	20,959	82,465	100,741
Interest income	22,652	346	26,160	1,205
Interest expenses	(40,335)	(17,644)	(94,186)	(49,633)
Total other income, net	51,598	3,661	14,439	52,313
(Loss) income before provision for income taxes	(341,633)	609,831	(1,222,375)	883,645
Income taxes	(22,683)	(91,475)	(30,565)	(132,547)
Net (loss) income	$(364,316)	$518,356	$(1,252,940)	$751,098
Other comprehensive income:
Foreign currency translation adjustment	8,159	17,625	57,158	20,445
Comprehensive (loss) income	$(356,157)	$535,981	$(1,195,782)	$771,543
Net (loss) income per share:
Basic and diluted	$(0.009)	$0.013	$(0.032)	$0.019
Weighted average number of ordinary shares outstanding:
Basic and diluted	40,202,200	39,200,000	39,717,619	39,200,000

See accompanying notes to these condensed consolidated financial statements

CHINA GREEN LIGHTING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	Common stock		Additional paid-in-	Statutory	Retained	Accumulated other comprehensive	Total stockholders'
	Shares	Amount	capital	reserves	earnings	income	equity
BALANCE, January 1, 2011	39,200,000	$39,200	$343,790	$172,216	$1,507,743	$85,996	$2,148,945
Reverse merger transaction:
Elimination of accumulated deficit	-	-	(63,111)	-	-	-	(63,111)
Previously issued TRMH stock	302,200	302	62,809	-	-	-	63,111
Shares issued in merger	700,000	700	(700)	-	-	-	-
Net loss	-	-	-	-	(1,252,940)	-	(1,252,940)
Foreign currency translation adjustment	-	-	-	-	-	57,158	57,158
BALANCE, September 30, 2011	40,202,200	$40,202	$342,788	$172,216	$254,803	$143,154	$953,163

See notes accompanying to these condensed consolidated financial statements

CHINA GREEN LIGHTING LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)
	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,252,940)	$751,098
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	101,519	81,971
Allowance for doubtful debts	649,219	-
Merger costs	685,162	-
Changes in operating assets and liabilities:
Accounts receivable from unrelated parties	754,236	(1,726,676)
Accounts receivable from related parties	-	555,953
Prepayments to suppliers – unrelated parties	(25,228)	(306,914)
Prepayments to suppliers – a related party	(23,699)	-
Inventories	(1,440,985)	351,665
Prepaid expenses and other receivables	(55,510)	(406,902)
Accounts payable to unrelated parties	177,544	319,442
Accounts payable to a related party	57,661
Advances from customers	105,617	(125,573)
Income and other taxes payable	(415,819)	308,168
Accrued expenses and other current liabilities	(83,859)	185,830
Net cash used in operating activities	(767,082)	(11,938)

Cash flows from investing activities:
Placement of refundable deposit	(923,479)	-
Purchase of property, plant and equipment	(59,485)	(177,919)
Repayment of non trade receivable	259,461
Net cash used in investing activities	(723,503)	(177,919)

Cash flows from financing activities:
Proceeds from short-term loans	2,308,698	-
Repayment of short-term loans	(1,231,305)	-
Increase in restricted cash	(21,548)	-
Net cash provided by financing activities	1,055,845	-

Effect of exchange rate changes on cash and cash equivalents	17,668	4,417

Net decrease in cash and cash equivalents	(417,072)	(185,440)
Cash and cash equivalents, beginning of period	657,572	378,273
Cash and cash equivalents, end of period	$240,500	$192,833
Supplemental disclosure of cash flow information:
Cash paid for interest	$94,186	$49,633
Cash paid for income taxes	$21,476	$15,093
Non-cash transaction – waiver of entitlement to refundable deposit in exchange for payment of certain merger costs (note 18)	$685,162	$-

See accompanying notes to these condensed consolidated financial statements

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On July 8, 2011, the Company’s corporate name was changed to “China Green Lighting Limited”.

The Share Exchange has been accounted for as a reverse acquisition. These transactions are considered to be capital transactions in substance, rather than business combinations. Accordingly, the Share Exchange has been accounted for as a recapitalization and, for accounting purposes, CGL is deemed to be the accounting acquirer (legal acquiree) and TRMH to be the accounting acquiree (legal acquirer). The financial statements before the Share Exchange are those of CGL with results of TRMH being consolidated from the date of the Share Exchange. The equity section and earnings per share of the Company have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded. Costs of $685,162 incurred for the reverse acquisition  paid by an existing stockholder on the Company’s behalf were expensed.

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

First Green Lighting Limited (“FGL”), wholly-owned by CGL, was incorporated on March 9, 2011 under the laws of Hong Kong as a limited liability company.  FGL has set up two wholly-owned subsidiaries in China - Jiangshan Greenworld Photoelectricity Consulting Co., Ltd. (“JGP”) on May 4, 2011 and Shanghai Greenworld Photoelectricity Consulting Co., Ltd. (“SGP”) on September 29, 2011. JGP is intended to engage in provision of fluorescent lamps technology consulting services and SGP is intended to engage in trading of fluorescent lamps. As of September 30, 2011, they had not commenced operations.

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

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.         Company Background (Continued)

Consigned Management Agreement and Exclusive Technology Service Agreement, JGP is appointed as ZJL’s exclusive service provider to provide business support and related consulting services. JGP is to be paid a consulting and service fee equal to 100% of the net profits of ZJL.

Loan Agreement and Equity Pledge Agreement, ZJL’s shareholders agreed to pledge their legal interest to JGP as a security for the obligations of ZJL under the exclusive technology service agreement and loan agreement.

Through the above contractual agreements (“Contractual Agreements”), the Company maintains substantial control over the ZJL’s daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. As the primary beneficiary of ZJL, the Company is entitled to consolidate the financial results of ZJL in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities (collectively, “ASC Topic 810”).

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2.         Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2010, as well as the Company’s Form 8-K filed with the SEC.

These unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries and variable interest entity. All material inter-company transactions and balances have been eliminated in the consolidation.

The Company has evaluated the relationship with ZJL and based on the result of the evaluation, believes that this entity is a variable interest entity and that it is the primary beneficiary of this entity. Consequently, the Company has included the results of operations of this variable interest entity in the condensed consolidated financial statements. The Company’s relationships with ZJL are governed by a series of contractual arrangements. Under PRC laws, ZJL is an independent legal person.

The accounts of ZJL are consolidated in the accompanying financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities. The Company does not have any non-controlling interests in net income and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the VIE that requires consolidation of the Company’s and the VIE’s financial statements.

Going Concern

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not purport to represent the realizable or settlement values.

As of September 30, 2011, the Company had cash of $240,500. Its current liabilities exceeded current assets by $317,174, resulting in a current ratio of 0.95 and quick ratio of 0.04. The Company incurred a net loss of $1,252,940 during the nine months ended September 30, 2011.This trend is expected to continue.  These factors create substantial doubt about the Company’s ability to continue as a going concern.

Management is in the course of sourcing additional financing and considering ways to restructure or adjust the Company’s operations and product mix so as to increase profit margins in the future.  However, there is no guarantee that these actions will be successful.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing its unaudited interim condensed consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates. Significant estimates include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the allowance for doubtful receivables.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and all highly liquid investments with an original maturity of three months or less .Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents. As of September 30, 2011and December 31, 2010, almost all of the Company's cash and cash equivalents were denominated in US dollars and Chinese Renminbi ("RMB") and were placed with banks in the PRC. The convertibility of RMB into other currencies and the remittance of these funds out of the PRC are subject to exchange control restrictions imposed by the PRC government.

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2.           Summary of Significant Accounting Policies (Continued)

onert
Accounts Receivable and Other Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing receivables. The Company periodically reviews its receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

At September 30, 2011 and December 31, 2010, the Company has established, based on a review of its outstanding accounts receivable balances, an allowance for doubtful accounts in the amount of $581,998 and $43,134, respectively, on its total accounts receivable.

Other receivables are primarily related to advances made to various vendors and other parties in the normal course of business and an allowance was established when those parties are deemed to be unlikely to repay the amounts. At September 30, 2011 and December 31, 2010, the Company has established, based on a review of its outstanding other receivables balances, an allowance for doubtful accounts in the amount of $124,141 and $Nil, respectively. At such time as management exhausts all collection efforts, the other receivables balance will be netted against the allowance account. The activities in the allowance for doubtful accounts for accounts receivable and other receivables for the nine months and three months ended September 30, 2011 were as follows:

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total
Balance –December 31, 2010	$43,134	$-	$43,134
Addition in allowance	527,355	121,864	649,219
Foreign currency translation adjustments	11,509	2,277	13,786

Balance – September 30, 2011	$581,998	$124,141	$706,139

	Allowance for doubtful accounts for accounts receivable	Allowance for doubtful accounts for other receivable	Total
Balance – June 30, 2011	$269,142	$-	$269,142
Addition in allowance	307,076	123,409	430,485
Foreign currency translation adjustments	5,780	732	6,512

Balance – September 30, 2011	$581,998	$124,141	$706,139

Inventories

Inventories are stated at the lower of cost or the market value.  Cost is determined on a weighted average basis. Inventory consists of raw materials, finished goods, and work-in-progress, which includes the cost of direct materials, labor, and manufacturing overhead cost allocation. Market value is determined by reference to selling prices in the ordinary course of business less the estimated costs necessary to make the sale. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2.           Summary of Significant Accounting Policies (Continued)

Derivative financial instruments

The Company enters into forward foreign currency contracts with banks to manage a portion of foreign currency risk related to U.S. Dollar denominated asset balances against the functional currency, Renminbi (the lawful currency of China), of its PRC VIE. The forward foreign currency contracts did not qualify for hedge accounting and were carried initially at fair value as assets or liabilities, and are then revalued at each reporting date with unrealized gains and losses recognized based on changes in fair value in the caption “Foreign Currency Exchange Gain (Loss)” in the condensed consolidated statement of income and comprehensive income. The fair value of these forward foreign exchange contracts had been determined using standard calculations/models that use as their basis readily observable market parameters including spot and forward rates and a net present value stream of cash flows model.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets with 5% estimated residual value.

Estimated useful lives of the Company’s assets are as follows:
Asset	Useful Life
Buildings	10-20 years
Production equipment	3-10 years
Transportation equipment	5 years
Office and testing equipment	3-5 years

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Shipping and Handling Costs

Shipping and handling costs were charged to expenses when incurred.  Shipping and handling costs are included in selling expenses in the unaudited condensed consolidated statements of income and comprehensive income and amounted to $44,491 and $83,602 for the nine months ended September 30, 2011 and 2010, and $15,320 and $20,061 for the three months ended September 30, 2011 and 2010, respectively.

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2.           Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

Advertising and promotion costs were charged to expenses when incurred.  Advertising and promotion costs are included in selling expenses in the unaudited condensed consolidated statements of income and comprehensive income and amounted to $9,271 and $301 for the nine months ended September 30, 2011 and 2010, and $Nil and $Nil for the three months ended September 30, 2011 and 2010, respectively.

Research and Development Expenses (R&D)

Research and development expenses include salaries for R&D staff, consultant fees, supplies and materials, as well as other overhead such as depreciation, facilities, utilities, and other R&D related expenses. The Company expenses costs for the development of new products and substantial enhancements to existing products as incurred.

Research and development costs recorded in general and administrative expenses were $162,370 and $153,468 for the nine months ended September 30, 2011 and 2010, and $35,707 and $37,700 for the three months ended September 30, 2011 and 2010, respectively. No research and development expenses were capitalized during the nine months ended September 30, 2011 and 2010. The Company does not pass along research and development expenses directly or indirectly to customers.

Foreign Currency Translation

The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries and VIEs within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC.  Assets and liabilities of the PRC subsidiaries and VIEs are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date.  Items on the statements of income and cash flows  are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of http://www.federalreserve.gov and are as follows:

	September 30, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB6.3780	US$1=RMB6.6227

	Three months ended September 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB6.4158	US$1=RMB6.7680

	Nine months ended September 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB6.4972	US$1=RMB6.8061

No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the above rates. The value of RMB against US dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US Dollar reporting.

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

There were no dilutive instruments outstanding during the periods ended September 30, 2011 and 2010.

The following table is a reconciliation of the net (loss) income and the weighted average shares used in the computation of basic and diluted (loss) earnings per share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income attributable to China Green Lighting Limited stockholders for the period – basic and diluted	$(364,316)	$518,356	$(1,252,940)	$751,098
Weighted average common stock outstanding	40,202,200	39,200,000	39,717,619	39,200,000
Net (loss) income – basic and diluted	$(0.009)	$0.013	$(0.032)	$0.019

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Fair Value Measurements

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, derivative instruments, accounts payable and short-term debts.

 As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowing approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective reporting periods.

ASC Topic 820, Fair Value Measurement and Discloses, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantages market for the asset or liability in an orderly transaction between markets participants on the measurement dates. The topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

Determining which category an assets or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Financial instruments

	Fair value measurement using inputs			Carrying amount at
	Level 1	Level 2	Level 3	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Liabilities:
Derivative instruments (note 12)	$—	$—	$—	$—
Total	$—	$—	$—	$—

 The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term bank loans approximate fair values due to their short maturities. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010.

Segments

The Company identifies segments by reference to its internal organization structure and the factors that management uses to make operating decisions and assess performance.

The Company has only one business segment, which is manufacturing of fluorescent lamps for sale in America and Asia markets.

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.         Restricted Cash

Restricted cash as of September 30, 2011 represented the Company's bank deposits for securing the Company's derivative instruments (see note 12).

4.         Accounts Receivable, Net

Based on the Company’s assessment, management believes the net balance on each balance sheet date herein was collectable. The gross accounts receivable and allowance for doubtful debts as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Accounts receivable, gross	$2,112,234	$2,774,129
Less: allowance for doubtful debts	581,998	43,134

Accounts receivable, net	$1,530,236	$2,730,995

5.         Non-trade Receivable From an Unrelated Party

In December 2010, ZJL lent a total amount of RMB3,996,292 (equivalent to US$603,423), representing RMB3,000,000 loan and RMB996,292 advancement, respectively, to a related party of a 32% equity owner of ZJL (note 6). The RMB3,000,000 loan was for a period from December 8, 2010 to December 1, 2011 and bearing floating interest at the prime rate of China Construction Bank Zhejiang Province Branch. The RMB996,292 advancement was interest free, unsecured and repayable on demand.  In January 2011, the related party had repaid RMB996,292.

Since the 32% equity owner of ZJL transferred all her interests in ZJL during 2011, the outstanding balances, amounting to RMB3,996,292 (equivalent to US$603,423) as of December 31, 2010, and RMB3,000,000 (equivalent to US$470,367) as of September 30, 2011, was classified as non-trade receivable from a related party and non-trade receivable from an unrelated party, respectively.

ZJL at the same time obtained a short-term bank loan of RMB3,000,000 (equivalent to US$470,367) from a commercial bank which was secured by a real estate property of that related party (see note 11).

Non-trade receivable from an unrelated party of US$104,108 at December 31, 2010 was interest free and unsecured.  The amount was fully repaid in 2011.

6.         Non-trade Receivable From a Related Party

	September 30, 2011	December 31, 2010
A related party of a former 32% equity owner of ZJL (note 5)	$-	$603,423

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

7.         Refundable Deposit

In the second quarter of 2011, the Company’s variable interest entity, ZJL, paid a refundable deposit of RMB6,000,000 (equivalent to US$923,479) to a third party who helped identify potential targets for a business combination. A potential target had been identified and through the assistance of that third party, ZJL had been in the process of negotiating an agreement with the potential target, at the same time. However, during the third quarter of 2011, management became aware of certain factors and decided to slow down the due diligence process. The Company waived its entitlement to RMB4,474,521 (equivalent to US$685,162) of the refundable deposit during the quarter ended September 30, 2011(see note 18).

As of September 30, 2011, the Company expects that the remaining balance of the refundable deposit of RMB1,525,479 (equivalent to US$239,178) will be refunded within the next 12 months.

8.         Inventories

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$897,493	$408,215
Work-in-progress	573,245	86,113
Finished goods	1,032,067	516,305
Low value consumables	14,512	-
Total	$2,517,317	$1,010,633

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of September 30, 2011 and December 31, 2010, the Company determined that no reserves were necessary.

9.         Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2011	2010
Buildings	$631,481	$602,406
Production equipment	512,172	453,246
Transportation equipment	147,230	141,790
Office and testing equipment	100,907	84,565

Total property plant and equipment	1,391,790	1,282,007
Less: accumulated depreciation	(390,069)	(280,294)

Property, plant and equipment, net	$1,001,721	$1,001,713

 Depreciation expenses for the nine months ended September 30, 2011 and 2010 amounted to US$97,205 and US$77,852, and US$32,693 and US$29,947 for the three months ended September 30, 2011 and 2010, respectively.

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

10.         Intangible Assets, net

The Company has recorded as intangible assets the lump sum payments paid to acquire long-term interests to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use rights were US$4,314 and US$4,119 for the nine months ended September 30, 2011 and 2010, and US$1,456 and US$1,381 for the three months ended September 30, 2011 and 2010, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter is US$5,860 per annum.

11.         Short-term Loans

Short-term bank loans consisted of the following:
	September 30,	December 31,
	2011	2010

Bank loan of RMB3,000,000 granted by China Construction Bank, Jiangshan Branch with an interest rate of 6.67% p.a., secured by a real estate property belonging to a related party of a former equity owner of ZJL (note 5) and maturing on December 1, 2011	$470,367	$452,987
Bank loan of RMB5,000,000 granted by China Construction Bank, Jiangshan Branch with an interest rate of 7.26% p.a., guaranteed by a related party “Zhejiang Lisheng Electronic Technology Company Limited” and maturing on May 8, 2012	783,945	-
Bank loan of RMB7,000,000 granted by China Construction Bank, Jiangshan Branch with an interest rate of 6.42% p.a., guaranteed by Mr. Zhu Jiangtu, the Chairman of the board of directors of the Company, secured by ZJL’s land use rights and buildings and an undertaking from ZJL to maintain a liability to asset ratio of not more than 65% (note). The loan is maturing on April 1, 2012	1,097,522	-
Bank loan of RMB5,000,000 granted by China Construction Bank, Jiangshan Branch with an interest rate of 5.84% p.a., and matured on May 24, 2011	-	754,980
	$2,351,834	$1,207,967

Note:	As of September 30, 2011, ZJL’s liability to asset ratio was higher than 65% and the Company has informed the bank about this situation. The bank has agreed to loosen the ratio requirements.

 The carrying values of land use rights and buildings being pledged to the bank as of September 30, 2011 were US$268,616 and US$536,202, respectively.

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

12.         Derivative Instruments

The Company does not use derivative financial instruments for speculative or trading purpose, nor does it hold or issue leveraged derivative financial instruments. However, the Company’s operations are exposed to market risk primarily due to changes in currency rates. In order to manage such risks so as to reduce volatility on earnings and cash flows, the Company enters into several foreign currency forward contracts with a commercial bank to hedge for future trade receipts in U.S. dollars against RMB.

As of September 30, 2011, the total outstanding foreign currency forward contracts amounted to about US$522,000. The Company’s foreign currency forward contracts are classified as Level 2 in the fair value hierarchy under ASC topic 820 since the quote prices of these foreign currency forward contracts can be obtained directly from commercial banks.

 Summary information about the forward contracts as of September 30, 2011 is as follows:

Foreign Currency Forward Contracts
Notional Amount	US$1 million
Outstanding Amount	US$522,000
Rate	RMB 6.3779
Effective date	August 23, 2011
Maturity Dates	September 26 , 2011 to October 25, 2011

The fair value of the above contract was minimal as of September 30, 2011.

The Company did not have any foreign currency forward contracts in 2010.

During the nine months and three months ended September 2011, the Company recorded realized gain on its foreign currency forward contracts of $1,608 and $1,628, respectively. No derivative unrealized gain (loss) was recognized in these periods.

13.         Income and Other Taxes Payable

	September 30,	December 31,
	2011	2010
Value added tax	$-	$400,927
Income tax	276,632	257,494
Others	416	7,054
	$277,048	$665,475

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

14.         Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

No provision for other overseas taxes is made as neither the Company, CGL nor FGL has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

According to China’s New Unified Enterprise Income Tax Law (“New EIT Law”), both domestic and foreign invested enterprises in China are subject to a unified enterprise income tax rate of 25%.

JGP, SGP and ZJL, being enterprises established in the PRC, are generally subject to PRC enterprise income tax (“EIT”).  On July 30, 2010, ZJL was recognized as a high-tech company for a period of 3 years and is then subject to an EIT rate of 15% up to fiscal 2012.

The Company’s income tax expenses consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Current:
PRC	$22,683	$91,475	$30,565	$132,547

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

14.         Income Taxes (Continued)

Income tax reconciliations for the three and nine months ended September 30, 2011 and 2010 are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Pre-tax (loss) income	$(341,633)	$609,831	$(1,222,375)	$883,645

United States federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	(116,155)	207,342	(415,608)	300,439
Reconciling items:
Rate differential for earnings	36,048	(54,884)	56,149	(79,528)
Impact of tax holiday of ZJL	27,926	(60,983)	44,545	(88,364)
Valuation allowance	64,573	-	97,383	-
Non-deductible merger costs	-	-	232,955	-
Other non-deductible expenses	10,291	-	15,141	-
	$22,683	$91,475	$30,565	$132,547

As of September 30, 2011 and December 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increase or decrease of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended September 30, 2011 and 2010 and no provision for interest and penalties is deemed necessary as of September 30, 2011 and December 31, 2010.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

 Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of those amounts shown on the consolidated balance sheets as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Deferred income tax assets:
Allowance for doubtful accounts	$105,921	$6,470
Total deferred income tax assets	105,921	6,470
Valuation allowance	(105,921)	(6,470)
Total deferred income tax assets net of valuation allowance	$-	$-

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

15.         Capital

a)         Common stock

The Company is authorized to issue 50,000,000 shares of common stock, US$0.001 par value. The Company had 22,225,200 shares of common stock outstanding prior to the Share Exchange with CGL, and as described in note 1, issued 39,200 shares of Series A Preferred Stock to the shareholders of CGL in connection with the Share Exchange.  Each share of the Series A Preferred Stock issued was converted to 1,000 shares of common stock.   Also in connection with the Share Exchange, the existing shareholders of the Company prior to the Share Exchange surrendered 21,923,000 shares of common stock in exchange for 700 shares of Series A Preferred Stock.  For accounting purposes, the 39,200,000 shares issued to the shareholders of CGL (after conversion of Series A Preferred Stock) are assumed to be outstanding on January 1, 2010 and the 1,002,200 shares held by the existing shareholders of the Company, after surrender of 21,923,000 shares and prior to the Share Exchange on May 13, 2011 are assumed to have been issued on that date in exchange for the net assets of the Company.

As of September 30, 2011, a total of 40,202,200 shares of common stock were issued and outstanding.

b)         Preferred Stock

  The Articles of Incorporation of the Company provides for 1,000,000 shares of US$0.10 par value preferred stock. The Board of Directors can designate such classes and preferences of the preferred stock as determined by the Board of Directors from time to time.  On May 12, 2011, Articles of Amendment were filed including a Certificate of Designation creating a class of preferred stock.  The shares of such series shall be designated as the “Series A Convertible Preferred Stock” (the “Preferred Stock”) and the number of shares initially constituting such series shall be up to Thirty Nine-Thousand Nine Hundred (39,900) shares. The holders of Series A Convertible Preferred Stock shall not be entitled to any liquidation preference, shall automatically convert to shares of common stock at a rate of 1,000 shares of common stock for each share of Series A Convertible Preferred stock upon the effectiveness of a proposed 1 for 3 reverse stock split, shall not be entitled to any dividends, shall have the same voting rights as common stock, and shall not be entitled to any pre-emptive rights.  As of September 30, 2011, no Series A Convertible Preferred Stock was outstanding.

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

16.         Commitments and Contingencies

Capital commitments

Capital commitments not provided for in the condensed consolidated financial statements include the followings:

	September 30, 2011	December 31, 2010
Capital contribution to subsidiaries – JGP and SGP	$190,000	$-

Operating Leases

As of September 30, 2011, the Company had commitments under certain operating leases requiring annual minimum rentals as follows:

Remainder of fiscal year ending December 31, 2011	$1,693
2012	2,898
Total	$4,591

 The leased properties are principally located in the PRC and are used for employee dormitory purposes. The terms of these operating leases vary from one to two years. Pursuant to the contracts, when they expire, the Company has the right to extend them with new negotiated prices. Rental expenses were US$4,987 and US$4,760 for the nine months ended September 30, 2011 and 2010, respectively. Rental expenses were US$1,683 and US$1,596 for the three months ended September 30, 2011 and 2010, respectively.

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

17.         Certain Risks and Concentration

Cash includes cash on hand and demand deposits in accounts maintained with banks located in the PRC. Total cash in these banks at September 30, 2011 and December 31, 2010 amounted to US$227,967 and US$657,159, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company’s operations are dependent on its VIE in which it has no equity ownership interest and must rely on the Contractual Agreements to control and operate the businesses of the VIE. The Contractual Agreements may not be as effective in providing control over these entities as direct ownership. The Company may not succeed in enforcing its rights under the Contractual Agreements by relying on legal remedies under Chinese law, which may not be adequate. In addition, if the Company is unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, its business may not be able to operate or expand, and its operating expenses may significantly increase.

Four customers represented approximately 40%, 18%, 17% and 14% of the Company’s revenue for the nine months ended September 30, 2011, and two customers represented approximately 47% and 36% of the Company’s revenue for the nine months ended September 30, 2010. There was no other customer who accounted for more than 10% of the Company’s net revenues for the nine months ended September 30, 2011 or 2010.

  Three customers represented approximately 48%, 29% and 10% of the Company’s revenue for the three months ended September 30, 2011, and five customers represented approximately 31%, 21% ,15% , 11% and 10% of the Company’s revenue for the three months ended September 30, 2010. There was no other customer who accounted for more than 10% of the Company’s net revenues for the three months ended September 30, 2011 or 2010.

Individual customer amounts receivable that consisted of 10% or more of total accounts receivable as of September 30, 2011 and December 31, 2010 were as follows:

	Percentage of accounts receivable as of
	September 30, 2011	December 31, 2010
Customer A	43%	*
Customer B	* %	38%
Customer C	27%	20%
Customer D	19%	* %
Customer E	* %	13%

*	Less than 10%

18.         Related Party Transactions

Purchases from Zhejiang Lisheng Electronic Technology Company Limited accounted for 18% and 26% of the total purchases that the Company made in the nine months ended September 30, 2011 and 2010, respectively. Purchases from this supplier accounted for 21% and 36% of the total purchases that the Company made in the three months ended September 30, 2011 and 2010, respectively.  The controlling stockholder of Zhejiang Lisheng Electronic Technology Company Limited is Mr. Zhu Jiangtu, the Chairman of the board of directors of the Company.  Prepayments to this supplier were US$590,970 and US$545,885 as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had a non trade receivable from a related party (note 6) and accounts payable to related parties of US$57,661 and US$Nil, respectively.

As of September 30, 2011 and December 31, 2010, certain of the Company’s bank loans were guaranteed by Zhejiang Lisheng Electronic Technology Company Limited and Mr. Zhu Jiangtu (note 11).

As of September 30, 2011, the Company entered into a debt assignment agreement with its variable interest entity, ZJL, one of the Company’s majority shareholders and a third party. According to the agreement, the third party will take up the payment responsibility of reimbursing the Company’s reverse merger cost of US$685,162 paid by the shareholder in May 2011 on behalf of the Company. In return, ZJL agreed to waive the right to receive US$685,162 out of the refundable deposit of US$923,479 (note 7) paid by ZJL to the third party in the second quarter of 2011.

CHINA GREEN LIGHTING LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

19.         Social Security Plan

According to the prevailing laws and regulations of the PRC, the Company’s subsidiaries and VIE in the PRC are required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, they do not need to provide all employees with such social insurances, and have not paid the social insurances for all employees.

In the event that any current or former employee files a complaint with the PRC government, the Company's subsidiaries and VIE may be subject to making up the social insurances as well as administrative fines. As the Company believes that these fines would not be material and no provision has been made in this regard.

20.         Statutory Reserves

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

The Company’s subsidiaries and VIE in China are required to transfer 10% of their net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the their respective registered capital.

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

21.         Segment Information

The Company has only one business segment, which is manufacturing of fluorescent lamps for sale in America and Asia markets.

The Company's sales by geographic destination are analyzed as follows:-

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
PRC	$1,471,889	$1,680,718	$3,533,942	$4,863,740
Outside PRC:-
America	1,428,821	1,044,755	2,480,009	4,745,293
Europe	-	-	34,072	-
Other Asian countries	48,225	492,561	117,247	489,808

Total sales	$2,948,935	$3,218,034	$6,165,270	$10,098,841

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

Overview

The Company is a Colorado holding company whose subsidiaries and variable interest entity are engaged in the manufacture and sale of lighting devices, inverters and their components.  The Company’s variable interest entity (“VIE”), Zhejiang Joinan Lighting Co. Ltd. (“ZJL”) specializes in lighting electrical appliances in Jiangshan City, Zhejiang Province, PRC.  In the nine months ended September 30, 2011 and 2010, ZJL has sold its products to customers primarily in China and America.

Our management’s discussion and analysis of our financial condition and results of operations are only based on ZJL’s current business and operations.  Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Going Concern

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values.

As of September 30, 2011, we had cash of $240,500. Our current liabilities exceeded current assets by $317,174, resulting in a current ratio of 0.95 and quick ratio of 0.04. We incurred a net loss of $1,252,940 during the nine months ended September 30, 2011. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.  We will require additional funding to fund our operations.

All of our bank loans of US$2.35 million will become due by May 2012.  If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future.  There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth key components of our unaudited results of operations for the periods indicated.
All amounts, other than percentages, are in U.S. dollars (US$)

	Three months ended			Percentage
	September 30,	September 30,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Net sales	$2,948,935	$3,218,034	$(269,099)	(8.36)%
Cost of sales	2,660,637	2,442,782	217,855	8.92%
Gross profit	288,298	775,252	(486,954)	(62.81)%
General, selling & administrative expenses	681,529	169,082	512,447	303.08%
(Loss) income from operations	(393,231)	606,170	(999,401)	(164.87)%
Other income	69,281	20,959	48,322	230.55%
Interest expenses, net	(17,683)	(17,298)	(385)	2.23%
(Loss) income before income taxes	(341,633)	609,831	(951,464)	(156.02)%
Income taxes	22,683	91,475	(68,792)	(75.20)%
Net (loss) income	$(364,316)	$518,356	$(882,672)	(170.28)%

Sales

Our sales for the three months ended September 30, 2011 totaled US$2,948,935, a decrease of 8.36% from US$3,218,034 for the three months ended September 30, 2010. This decrease in sales was mainly due to a reduction in volume, although we increased our per unit selling price in 2011 by approximately 20% as compared to the same period of 2010, in order to cope with the increased cost of purchase. The higher selling prices deterred many customers from placing orders with us.

Cost of Sales

Cost of sales for the three months ended September 30, 2011 were US$2,660,637, an increase of 8.92% from US$2,442,782 for the three months ended September 30, 2010. The increase in cost of sales was mainly due to higher costs incurred, particularly the cost of the major raw material “phosphor”.

Gross Profit

Gross profit for the three months ended September 30, 2011 was US$288,298, a decrease of 62.81% from US$775,252 for the three months ended September 30, 2010. This decrease in gross profit was primarily due to relatively less sales revenue generated in this quarter compared with the same quarter last year.  The gross profit percentage decreased from about 24.09% for the three months ended September 30, 2010 to about 9.78% for the three months ended September 30, 2011. Gross profit margin dropped primarily because we did not continue to increase the unit selling price to the same extent as the increase in the cost of materials in the current quarter in an attempt to boost sales volume. It is expected that lower profit margins will continue without a reduction in the cost of materials. The purchase cost of one key component, lighting tube, increased by more than 40% as a result of a sudden sharp increase in phosphor (a key material used in lighting tube) price by more than ten times in the third quarter of 2011 as compared to the same period of 2010. We increased our per unit selling price by about 20% and thus gross margin dropped.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2011 was US$681,529, an increase of 303.08% from US$169,082 for the three months ended September 30, 2010. This increase was primarily due to an additional allowance of US$430,485 made on long outstanding trade receivables.

Net (Loss) Income

Net loss for the three months ended September 30, 2011 was US$364,316, compared to net income of US$518,356 for the three months ended September 30, 2010. The decrease in net income was primarily due to a reduction in gross profit of US$486,954 and an additional allowance for trade receivable that amounted to US$430,485. Management expects the lower profit margins and resulting losses to continue.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine months ended			Percentage
	September 30,	September 30,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Net sales	$6,165,270	$10,098,841	$(3,933,571)	(38.95)%
Cost of sales	5,406,098	8,697,989	(3,291,891)	(37.85)%
Gross profit	759,172	1,400,852	(641,680)	(45.81)%
General, selling & administrative expenses	1,995,986	569,520	1,426,466	250.47%
(Loss) income from operations	(1,236,814)	831,332	(2,068,146)	(248.77)%
Other income	82, 465	100,741	(18,276)	(18.14)%
Interest expenses, net	(68,026)	(48,428)	(19,598)	40.47%
(Loss) income before income taxes	(1,222,375)	883,645	(2,106,020)	(238.33)%
Income taxes	30,565	132,547	(101,982)	(76.94)%
Net (loss) income	$(1,252,940)	$751,098	$(2,004,038)	(266.81)%

Sales

Our sales for the nine months ended September 30, 2011 totaled US$6,165,270, a decrease of 38.95% from US$10,098,841 for the nine months ended September 30, 2010. This decrease in sales was mainly due to a reduction in volume, although we increased our per unit selling price in 2011 as compared to the same period of 2010, in order to cope with the increased cost of purchase. The high selling price deterred many customers from placing orders with us.

Cost of Sales

Cost of sales for the nine months ended September 30, 2011 totaled US$5,406,098, a decrease of 37.85% from US$8,697,989 for the nine months ended September 30, 2010. This decrease was primarily due to a substantial decrease in sales volume.

Gross Profit

Gross profit for the nine months ended September 30, 2011 totaled US$759,172, a decrease of 45.81% from US$1,400,852 for the nine months ended September 30, 2010. This decrease in gross profit was primarily due to relatively less sales revenue generated in this period compared with the same period last year.  The gross profit percentage decreased from about 13.87% for the nine months ended September 30, 2010 to about 12.31% for the nine months ended September 30, 2011. Gross profit margin increased to 15.1% in the first half of 2011 from 9.6% in the same period of 2010 as we determined to make fewer sales to those customers with lower margins. However, in the third quarter of 2011, due to a sudden increase in purchase cost, we were unable to pass all cost increase to our customers. Gross profit margin in the third quarter of 2011 dropped to 9.78%. Overall gross profit margin for the nine months ended September 30, 2011 slightly dropped by 1.56% as compared to same period of 2010.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses for the nine months ended September 30, 2011 totaled US$1,995,986, an increase of 250.47% from US$569,520 for the nine months ended September 30, 2010. This increase was primarily due to the reverse merger costs of US$685,162 and an allowance for doubtful debts of US$649,219 on long outstanding receivables.

Net (Loss) Income

Net loss for the nine months ended September 30, 2011 was US$1,252,940, compared to net income of US$751,098 for the nine months ended September 30, 2010. The decrease in net income was primarily due to a reduction in gross profit of $641,680, reverse merger costs of US$685,162 and an allowance for doubtful debts of US$649,219. Management expects the lower profit margins and resulting losses to continue.

Liquidity and Capital Resources

Overview

As of September 30, 2011, cash and cash equivalents were $240,500 as compared to $192,833 as of September 30, 2010. The components of this increase of $47,667 are reflected below.

Cash flows

All amounts in U.S. dollars

	Nine months ended September 30,
	2011	2010
Net cash used in operating activities	$(767,082)	$(11,938)
Net cash used in investing activities	(723,503)	(177,919)
Net cash provided by financing activities	1,055,845	-
Effect of exchange rate changes on cash and cash equivalents	17,668	4,417
Net decrease in cash and cash equivalents	(417,072)	(185,440)
Cash and cash equivalents, beginning of period	657,572	378,273

Cash and cash equivalents, end of period	$240,500	$192,833

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2011 was US$767,082 compared to net cash used in operating activities of US$11,938 for the nine months ended September 30, 2010. This was primarily attributable to cash outflows from an increase in inventories of US$1,440,985 offset by cash inflows from a decrease in accounts receivable from unrelated parties of US$754,236.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2011 was US$723,503 compared to net cash used in investing activities of US$177,919 for the nine months ended September 30, 2010. This was primarily comprised of the placement of a refundable deposit of US$923,479 offset by repayment of non-trade receivables of US$259,461.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was US$1,055,845.  There were no cash flows from financing activities for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, the Company repaid bank loans of US$1,231,305 and obtained new bank loans of US$2,308,698

Currently, we have insufficient cash resources to accomplish our objectives and also do not anticipate generating sufficient positive operating cash inflow in the rest of 2011 to fund our planned operations.  We are actively looking for new funding to fund our operations and we may need to sell additional equity securities, which could result in dilution to current stockholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. As such, to the extent that we are unable to obtain the funding necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

In addition, our liquidity could be further impacted by external factors such as any significant increase in the market price of raw materials like phosphor, and changes in regulations governing our business. Each or a combination of such factors may result in lower sales, increased expenses and costs and result in lower profitability and negative cash flows, thus reducing our liquidity.

Critical Accounting Policies

See “Note. 2 Summary of Significant Accounting Polices” in “Item 1 Financial Statements” herein for a discussion of the critical accounting policies and estimates adopted in this Quarterly Report on Form 10-Q.

Off-balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of September 30, 2011.

Tabular Disclosures of Contractual Obligations

As of September 30, 2011, the Company had commitments under certain operating leases requiring annual minimum rentals as follows:

Remainder of fiscal year ending December 31, 2011	$1,693
2012	2,898
Total	$4,591

As of September 30, 2011, the Company had capital commitments as follows:

Capital contribution to subsidiaries – JGP and SGP	$190,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

(a)      Evaluation of disclosure controls and procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, we have carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were ineffective as of September 30, 2011 as a result of continuing material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, the specific material weaknesses identified by our management were described as follows:

●
We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America commensurate with our financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. We determined that the number and nature of these significant deficiencies, when aggregated, constituted a material weakness.

●	We lack qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of our internal audit functions are yet to be developed.

●
We currently do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over financial statements.

Remediation Initiative

Due to limited resources available in the region, we were unable to hire qualified personnel to establish sufficient internal audit functions and an audit committee before the end of the third quarter of 2011. Our management team is working on improving our internal control procedures and will try to recruit more qualified professionals in the near future.

(b)      Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that materially affected or were reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None .

Item 1A.  Risk Factors.

There have not been any material changes to the Company’s risk factors from Amendment No. 4 to our Current Report on Form 8-K/A filed on August 8, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

We have entered into three short-term bank loan agreements with China Construction Bank, Jiangshan Branch - (i) a RMB3,000,000 loan ($470,367 outstanding as of September 30, 2011) with an interest rate of 6.67% per year, secured by a real estate property owned by a related party of a former equity owner of ZJL, and with a maturity date of December 1, 2011; (ii) a RMB5,000,000 loan ($783,945 outstanding as of September 30, 2011) with an interest rate of 7.26% per year, guaranteed by Zhejiang Lisheng Electronic Technology Co. Ltd., a company controlled by our Chairman, Mr. Zhu Jiangtu, and with a maturity date of May 8, 2012; and (iii) a RMB7,000,000 loan ($1,097,522 outstanding as of September 30, 2011) with an interest rate of 6.42% per year, guaranteed by our Chairman, Mr. Zhu Jiangtu, secured by ZJL’s land use rights and certain property, and with a maturity date of April 1, 2012.

On September 30, 2011, we entered into a debt assignment agreement (“Agreement”) with our PRC operating entity, ZJL, one of our shareholders, and a third party. Pursuant to the Agreement, the third party has agreed to pay our shareholder US$685,162, which represents all of the costs incurred by such shareholder on behalf of the Company in connection with the Share Exchange and reverse merger transaction in May, 2011. In return, ZJL agreed to waive the right to receive US$685,162 out of the refundable deposit of US$923,479 paid by ZJL to the third party in the second quarter of 2011.

Item 6.  Exhibits.

The following exhibits are included as part of this report by reference:

Number	Description
2.1	Share Exchange Agreement, dated May 13, 2012 (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 16, 2011)

3.1(a)	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed February 1, 2008)

3.1(b)	Articles of Amendment (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 16, 2011)

3.1(c)	Articles of Amendment - Series A Convertible Preferred Stock (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 8, 2011)

3.2	Bylaws (incorporated by reference to the registrant’s Registration Statement on Form SB-2 filed February 1, 2008)

10.1	Debt Assignment Agreement dated September 30, 2011*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T.**

*	Filed Herewith.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN LIGHTING LIMITED
(Registrant)

Date: November 14, 2011	By:	/s/ Pan Ziqiang
Pan Ziqiang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Hao Dongyang
Hao Dongyang, Chief Financial Officer
(Principal Financial and Accounting Officer)